Form 10QSB
period 2005-11-30
PORTALTOCHINA COM
filed 2006-01-06
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                         Commission File No. 333-111652

                             PORTALTOCHINA.COM, INC.
             (Exact Name of Registrant as Specified in its Charter)

             NEVADA                                      98-0449083
  (State or other jurisdiction of        (I.R.S. Employer Identification number)
   incorporation or organization)

        1802-888 PACIFIC STREET, VANCOUVER, BRITISH COLUMBIA     V6Z 2S6
             (Address of principal executive offices)          (Zip Code)

                    Issuer's telephone number: (604) 642-7732

           Securities registered under Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                                $0.0001 PAR VALUE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No  [X]

As of November 30, 2005, the Issuer had 5,500,000 shares of its Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


PORTALTOCHINA.COM,  INC.
(A  development  stage  company)

Balance  Sheets
November  30,  2005
(EXPRESSED  IN  U.S.  DOLLARS)
------------------------------

                                                                             November 30, 2005    May 31, 2005
                                                                            -------------------  --------------

ASSETS

CURRENT
Cash                                                                                     4,302          11,506
Prepaid expenses                                                                             -           2,500
--------------------------------------------------------------------------  -------------------  --------------

TOTAL CURRENT ASSETS                                                        $            4,302   $      14,006
--------------------------------------------------------------------------  -------------------  --------------

WEBSITE DEVELOPMENT COSTS,
net of accumulated amortization of $7,292                                               27,708          33,542
--------------------------------------------------------------------------  -------------------  --------------

TOTAL ASSETS                                                                $           32,010   $      47,548
==========================================================================  ===================  ==============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                                  $           38,646   $      41,266
  Promissory notes (Note 3)                                                              6,000           6,000
--------------------------------------------------------------------------  -------------------  --------------

TOTAL CURRENT LIABILITIES                                                               58,646          47,266

PROMISSORY NOTES - RELATED PARTIES (NOTE 3)                                             14,000          14,000
--------------------------------------------------------------------------  -------------------  --------------

TOTAL LIABILITIES                                                                       58,646          61,266

STOCKHOLDERS DEFICIENCY

SHARE CAPITAL
  Authorized:
     100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  5,500,000 common shares                                         550             550

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                                     (27,186)        (14,268)
--------------------------------------------------------------------------  -------------------  --------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                (26,636)        (13,718)
--------------------------------------------------------------------------  -------------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                     $           32,010   $      47,548
==========================================================================  ===================  ==============

The accompanying notes are an integral part of these financial statements


PORTALTOCHINA.COM,  INC.
(A  development  stage  company)

Statements  of  Stockholders'  Equity  (Deficiency)
For  the  period  from  March  18,  2003  (inception)  to  November  30,  2005
(EXPRESSED  IN  U.S.  DOLLARS)
------------------------------

                                                              Deficit
                                                          accumulated          Total
                                                               during   stockholders'
                                          Common stock    development         equity
                                         Shares   Amount        stage    (deficiency)
                                      ---------  -------  -----------  -------------

Issuance of common stock for cash
  March 18, 2003, $0.0001 per share   5,500,000  $   550  $        -   $        550

Comprehensive income (loss)
  Loss for the period                         -        -      (1,743)        (1,743)
------------------------------------  ---------  -------    ---------  -------------

Balance, May 31, 2003                 5,500,000      550      (1,743)        (1,193)
------------------------------------  ---------  -------    ---------  -------------

Comprehensive income (loss)
  Loss for the period                         -        -      (6,922)        (6,922)
------------------------------------  ---------  -------    ---------  -------------

Balance, May 31, 2004                 5,500,000      550      (8,665)        (8,115)
------------------------------------  ---------  -------    ---------  -------------

Comprehensive income (loss)
  Loss for the period                         -        -      (5,603)        (5,603)
------------------------------------  ---------  -------    ---------  -------------

Balance, May 31, 2005                 5,500,000      550     (14,268)       (13,718)
------------------------------------  ---------  -------    ---------  -------------

Comprehensive income (loss)
  Loss for the period                         -        -     (12,918)       (12,918)
------------------------------------  ---------  -------    ---------  -------------

Balance, November 30, 2005            5,500,000      550     (27,186)       (26,636)
====================================  =========  =======    =========  =============

The  accompanying  notes  are  an  integral  part  of  these  financial statements


PORTALTOCHINA.COM,  INC.
(A  development  stage  company)

Statements  of  Operations
(EXPRESSED  IN  U.S.  DOLLARS)
------------------------------
                                                        Cumulative from
                                                         March 18, 2003        Three months ended         Six months ended
                                                         (inception) to            November 30               November 30
                                                      November 30, 2005         2005         2004         2005         2004
----------------------------------------------------  -----------------  -----------  -----------  -----------  -----------
REVENUE                                                             77            -            -           77            -
----------------------------------------------------  -----------------  -----------  -----------  -----------  -----------

GENERAL AND ADMINISTRATIVE EXPENSES

  Accounting                                          $          9,795   $      923   $        -   $    4,240   $        -
  Incorporation                                                  1,728            -            -            -            -
  Interest and bank charges                                        889          182           49          362          113
  Legal                                                          5,000            -            -            -            -
  Office expense                                                    59            -            -           59            -
  Transfer agent                                                 2,500        2,500            -        2,500            -

AMORTIZATION OF WEBSITE DEVELOPMENT COST                         7,292        2,917            -        5,834            -
----------------------------------------------------  -----------------  -----------  -----------  -----------  -----------

TOTAL EXPENSES                                                  27,263        6,522           49       12,995          113
----------------------------------------------------  -----------------  -----------  -----------  -----------  -----------

(LOSS) FOR THE PERIOD                                 $        (27,186)  $   (6,522)  $      (49)  $  (12,918)  $     (113)
====================================================  =================  ===========  ===========  ===========  ===========

(LOSS) PER SHARE
  - basic and diluted                                                         (0.00)       (0.00)       (0.00)       (0.00)
----------------------------------------------------  -----------------  -----------  -----------  -----------  -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- basic and diluted                                                       5,500,000    5,500,000    5,500,000    5,500,000
====================================================  =================  ===========  ===========  ===========  ===========

The  accompanying  notes  are  an  integral  part  of  these  financial  statements


PORTALTOCHINA.COM,  INC.
(A  development  stage  company)

Statements  of  Cash  Flows
(EXPRESSED  IN  U.S.  DOLLARS)
------------------------------

                                                                            Cumulative from
                                                                             March 18, 2003        Six months ended
                                                                             (inception) to           November 30
                                                                          November 30, 2005         2005       2004
------------------------------------------------------------------------  ------------------  -----------  ---------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $        (27,186)   $  (12,918)  $   (113)
Adjustment to reconcile (loss) to net cash used in operating activities:
  - amortization of website development costs                                        7,292         5,834          -
Changes in assets and liabilities
  - (increase) prepaid expenses                                                          -         2,500          -
  - increase (decrease) in accounts payable and accrued liabilities                 38,646        (2,620)        95
------------------------------------------------------------------------  -----------------   -----------  ---------

Net cash from (used in) operating activities                                        18,752        (7,204)       (18)
------------------------------------------------------------------------  -----------------   -----------  ---------

CASH FLOWS (USED IN) OPERATING ACTIVITIES
  Website development costs                                                        (35,000)            -          -
------------------------------------------------------------------------  -----------------   -----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Promissory notes                                                                  20,000             -          -
  Proceeds from issuance of common stock                                               550             -          -
------------------------------------------------------------------------  -----------------   -----------  ---------

Net cash provided by financing activities                                           20,550             -          -
------------------------------------------------------------------------  -----------------   -----------  ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     4,302        (7,204)       (18)

CASH, BEGINNING OF PERIOD                                                                -        11,506         65
------------------------------------------------------------------------  -----------------   -----------  ---------

CASH, END OF PERIOD                                                       $          4,302    $    4,302   $     47
========================================================================  =================   ===========  =========

The  accompanying  notes  are  an  integral  part  of  these  financial  statements

1.     INCORPORATION  AND  CONTINUANCE  OF  OPERATIONS

The Company was formed on March 18, 2003 under the laws of the State of Nevada. The Company is in the business of operating an internet portal featuring Chinese business. The Company is considered a development stage company as defined in SFAS No. 7. The Company has an office in Vancouver, Canada.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred operating losses and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

The  Company  has  generated  operating  revenues  of  $77  to  date.

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2005, there were no cash equivalents.

(b)     Accounting  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

(c)     Advertising  Expenses

The Company expenses advertising costs as incurred. There was no advertising expense incurred by the Company for the six months ended November 30, 2005 and 2004.

(d)     Loss  Per  Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

(e)     Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of November 30, 2005, the Company had no balance in a bank beyond insured limits.

(f)     Foreign  Currency  Transactions

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

(g)     Fair  Value  of  Financial  Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents, accounts payable and accrued liabilities and promissory note and accrued interest. Fair values were assumed to approximate carrying values for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollar.

(h)     Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company did not provide any current or deferred federal or state income tax provision or benefit for the periods ended November 30, 2005 and 2004, due to operating losses incurred since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding its realizability.
(i)     Long-Lived  Assets

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market value, discounted cash flows, or internal and external appraisals, as applicable. Assets to be disposed of, when applicable, are carried at the lower of carrying value or estimated net realizable value.

(j)     Stock-Based  Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation. SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

The Company did not grant any stock options during the three months ended November 30, 2005.

(k)     Comprehensive  Income

The  Company  adopted  Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the three months ended November 30, 2005.

(l)     Revenue  Recognition

The Company has recognized revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. The Company recognizes advertising revenue in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenue is recognized ratably over the period. The Company recognizes revenue for fixed-fee advertising arrangements ratably over the term of the insertion order. If, at the end of a quarterly reporting period the term of an insertion order is not complete, the company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of the obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on our internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.

Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

(m)     Website  Development  Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight-line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense is total of $5,834 for the six months ended November 30, 2005.

2.     SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

(n)     New  Accounting  Pronouncements

The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment". Among other things, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Adoption of Standard No. 123(R) is not expected to have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

3.     PROMISSORY  NOTE  AND  RELATED  PARTY  TRANSACTIONS

Two unsecured promissory notes are payable to directors of the Company. The first note in the principal amount of $6,000 bore interest from the date of issuance on May 30, 2003 until its due date on May 31, 2005 at the rate of 3% per annum. Thereafter, the principal plus accrued interest under the note as of the due date, accrue interest at the rate of 5% per annum. For the six months ended November 30, 2005, the Company accrued interest expenses of $150 (2004:
$113). At November 30, 2005, accrued interest payable on the promissory note was $512 which is included in accounts payable.

The second note in the principal amount of $14,000 was issued on May 30, 2005 and bears interest at the rate of 3% per annum until its due date on May 31, 2007. For the six months ended November 30, 2005, the Company accrued interest expenses of $212 (2004: Nil). At November 30, 2005, accrued interest payable on the promissory note was $212 which is included in accounts payable.

4.     SUBSEQUENT  EVENTS

Subsequent to November 30, 2005, the Company is in the process of completing its 2,500,000 shares of initial public offering at $0.10 per share. The proceeds of $250,000 are held in escrow.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

     We are a development stage enterprise that owns and operates an Internet portal located on the World Wide Web at www.portaltochina.com. Since inception on March 18, 2003 through November 30, 2005, our operations have been primarily limited to developing our business plan, building our Internet portal and marketing. Our principal capital resources have been acquired through issuance of common stock and from shareholder loans.

     Our Internet portal commenced operations on April 15, 2005 as an information hub for users with Chinese commercial interests to reference a collection of English-language resources for Chinese information that includes general information, news and current events, trade and business information, stock quotes, a text search engine, email and chat rooms.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

     As of November 30, 2005, we had a negative working capital of $40,344 and total assets of $32,010 comprised of $4,302 in cash and website development costs of $27,708.

     During the three month period, we experienced a net decrease in cash from $7,747 on August 31, 2005, to $4,302 as of November 30, 2005. This decrease was primarily due to fees paid to our auditors.

     On December 31, 2003, we filed Registration Statement with the Securities and Exchange Commission in respect of an initial public offering of a minimum of 1,250,000 and a maximum of 2,500,000 shares of our common stock at $0.10 per share. Until we have sold at least 1,250,000 shares, we will not disburse the funds. On November 1, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-111652) effective. Our offering commenced on November 1, 2005 and is ongoing. As of November 30, 2005, no shares have been sold. All incurred expenses have thus far been funded by private placements and by loans from our officers.

RESULTS  OF  OPERATIONS

     We posted a net loss of $6,522 for the three month period ending November 30, 2005, which was primarily the result of escrow costs and professional fees.

We  earned  no  revenue  during  the  period.

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS




                                                          Payments Due by Period
Contractual Obligation as of November 30, 2005
                                                 Total        Less than 1 year    1-3 years

Long-Term Debt                                   $  20,724    $   6,512(1)        $  14,212(3)

Unconditional Purchase Obligations               $  35,000    $  35,000(2)        $       -

Total Contractual Cash Obligations               $  55,724    $  41,512           $  14,212


(1) On May 30, 2003, we issued an unsecured promissory note in the amount of $6,000 bearing interest at 3% per annum to Paul Fong, our President, Chief Financial Officer, and a Director. The promissory note was due on May 31, 2005, but as of July 15, 2005, remains unpaid. Under the terms of the promissory note, the interest rate on the principal plus accrued interest has increased as of May 31, 2005 to 5% per annum.

(2) Pursuant to an agreement for dated June 1, 2004, we are obligated to pay the sum of $35,000 for the development of Phase I of our internet portal.

(3) On May 30, 2005, we issued an unsecured promissory note in the amount of $14,000 bearing interest at 3% per annum to Caroline Rechia, our Vice-President, Secretary, and a Director. The promissory note is due on May 31, 2007.
Thereafter,  it  accrues  interest  at  the  rate  of  5%  per  annum.

OFF-BALANCE  SHEET  ARRANGEMENTS

     There is no transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have:

(i)     any  obligation  under  a  guarantee  contract;

(ii) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets;

(iii) any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

(iv) any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to us, where such entity provides us with financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services.


ITEM  3.     CONTROLS  AND  PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being November 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

     Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.


PART  II.     OTHER  INFORMATION


ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     On December 31, 2003, we filed Registration Statement with the Securities and Exchange Commission in respect of an initial public offering of a minimum of 1,250,000 and a maximum of 2,500,000 shares of our common stock at $0.10 per share. Until we have sold at least 1,250,000 shares, we will not disburse the funds. On November 1, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-111652) effective.

     Our offering commenced on November 1, 2005 and is ongoing. As of November 30, 2005, no shares have been sold.

     All proceeds of the offering will be deposited into a non-interest bearing escrow account held by Transfer Online, in Portland, Oregon. If we are unable to sell at least 1,250,000 shares by April 30, 2006, we will return all funds, without interest or deductions to subscribers promptly. The offering will remain open until the earlier of the date that all shares offered are sold and July 31, 2006, except that we will have until April 30, 2006 to sell at least the first 1,250,000 shares. We may decide to cease selling efforts prior to such date.


ITEM  6.     EXHIBITS

(A)     EXHIBIT     DESCRIPTION

        31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.1        Officers'  Certification

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PORTALTOCHINA.COM,  INC.


Date:  January  6,  2006          /s/  Paul  Fong
                                  Paul  Fong
                                  President  &  Chief  Financial  Officer