Form 10QSB
period 2006-02-28
PORTALTOCHINA COM
filed 2006-03-31
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                         Commission File No. 333-111652

                             PORTALTOCHINA.COM, INC.
             (Exact Name of Registrant as Specified in its Charter)

                        NEVADA                           98-0449083
            (State or other jurisdiction             (I.R.S. Employer
          of incorporation or organization)         Identification number)

1802-888 PACIFIC STREET, VANCOUVER, BRITISH COLUMBIA     V6Z 2S6
      (Address of principal executive offices)          (Zip Code)

                    Issuer's telephone number: (604) 642-7732

           Securities registered under Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:         COMMON STOCK
                                                               $0.0001 PAR VALUE

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

As of March 31, 2006, the Issuer had 8,000,000 shares of its Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


PORTALTOCHINA.COM, INC.
(A development stage company)

Balance Sheets
February 28, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------
                                                                        February 28, 2006  May 31, 2005
-------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
Cash and cash equivalents                                                          2,865        11,506
Prepaid expenses                                                                       -         2,500
-------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                    $          2,865   $    14,006
-------------------------------------------------------------------------------------------------------

WEBSITE DEVELOPMENT COSTS,
net of accumulated amortization of $10,208                                        24,792        33,542
-------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $         27,657   $    47,548
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                              $         38,996   $    41,266
  Promissory notes (Note 3)                                                        6,000         6,000
-------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                         44,996        47,266

PROMISSORY NOTES - RELATED PARTIES (NOTE 3)                                       14,000        14,000
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                 58,996        61,266
-------------------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
  Authorized:
     100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  5,500,000 common shares                                   550           550

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                               (31,889)      (14,268)
-------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' (DEFICIENCY)                                                 (31,339)      (13,718)
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                        $         27,657   $    47,548
=======================================================================================================

The accompanying notes are an integral part of these financial statements


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Stockholders' (Deficiency)
For the period from March 18, 2003 (inception) to February 28, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------
                                                              Deficit
                                                          accumulated
                                                               during          Total
                                          Common stock    development  stockholders'
                                         Shares   Amount        stage   (deficiency)
------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 18, 2003, $0.0001 per share   5,500,000  $   550  $        -   $        550

Comprehensive income (loss)
  Loss for the period                         -        -      (1,743)        (1,743)
------------------------------------------------------------------------------------

Balance, May 31, 2003                 5,500,000      550      (1,743)        (1,193)
------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss for the year                           -        -      (6,922)        (6,922)
------------------------------------------------------------------------------------

Balance, May 31, 2004                 5,500,000      550      (8,665)        (8,115)
------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss for the year                           -       --      (5,603)        (5,603)
------------------------------------------------------------------------------------

Balance, May 31, 2005                 5,500,000      550     (14,268)       (13,718)
------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss for the period                         -        -     (17,621)       (17,621)
------------------------------------------------------------------------------------

Balance, February 28, 2006            5,500,000      550     (31,889)       (31,339)
====================================================================================

The  accompanying  notes  are  an  integral  part  of  these  financial statements


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------------
                                                         Cumulative from
                                                          March 18, 2003        Three months ended        Nine months ended
                                                          (inception) to            February 28              February 28
                                                       February 28, 2006         2006         2005        2006         2005
----------------------------------------------------------------------------------------------------------------------------

REVENUE                                                              77            -            -           77            -
----------------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                           $         10,426   $      631   $    3,371   $    4,871   $    3,371
  Incorporation                                                   1,728            -            -            -            -
  Interest and bank charges                                       1,069          180           63          542          176
  Legal                                                           5,000            -            -            -            -
  Office expense                                                    951          892            -          951            -
  Transfer agent                                                  2,545           45            -        2,545            -
  Amortization of website development cost                       10,208        2,916            -        8,750            -
----------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                  (31,927)      (4,665)      (3,434)     (17,659)      (3,547)
----------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Realized foreign exchange gain (loss)                               (39)         (39)           -          (39)           -
----------------------------------------------------------------------------------------------------------------------------

(LOSS) FOR THE PERIOD                                  $        (31,889)  $   (4,704)  $   (3,434)  $  (17,621)  $   (3,547)
============================================================================================================================

(LOSS) PER SHARE
  - basic and diluted                                                          (0.00)       (0.00)       (0.00)       (0.00)
----------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  - basic and diluted                                                      5,500,000    5,500,000    5,500,000    5,500,000
============================================================================================================================

The accompanying notes are an integral part of these financial statements


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------
                                                                            Cumulative from
                                                                             March 18, 2003     Nine months ended
                                                                             (inception) to        February 28
                                                                          February 28, 2006       2006      2005
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $        (31,889)  $(17,621)  $ (3,547)
Adjustment to reconcile (loss) to net cash used in operating activities:
  - amortization of website development costs                                       10,208      8,750          -
Changes in assets and liabilities
  - decrease in prepaid expenses                                                         -      2,500          -
  - increase (decrease) in accounts payable and accrued liabilities                 38,996     (2,270)     3,506
-----------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                        17,315     (8,641)       (41)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) OPERATING ACTIVITIES
  Website development costs                                                        (35,000)         -          -
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Promissory notes                                                                  20,000          -          -
  Proceeds from issuance of common stock                                               550          -          -
-----------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                           20,550          -          -
-----------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     2,865     (8,641)       (41)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           -     11,506         65
-----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $          2,865   $  2,865   $     24
=================================================================================================================

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

The  Company  has  generated  operating  revenue  of  $77  to  date.

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at February 28, 2006, there were no cash equivalents.

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

(c)     Advertising  Expenses

The Company expenses advertising costs as incurred. There was no advertising expense incurred by the Company for the three months ended February 28, 2006 and 2004.

(d)     Loss  Per  Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

(e)     Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of February 28, 2006, the Company had no balance in a bank beyond insured limits.

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

The Company did not provide any current or deferred federal or state income tax provision or benefit for the periods ended February 28, 2006 and 2005, due to operating losses incurred since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding its realizability.

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

The Company did not grant any stock options during the three months ended February 28, 2006.

(k)     Comprehensive  Income

The  Company  adopted  Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the three months ended February 28, 2006.

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

(m)     Website  Development  Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight-line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense is total of $2,917 and $8,751 for the three and nine months ended February 28, 2006, respectively.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment". Among other things, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is required to adopt the provisions of Statement No. 123(R) in its interim period beginning February 1, 2006. Adoption of Standard No. 123(R) is not expected to have a material impact on the Company's financial statements.

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

3.     PROMISSORY  NOTE  AND  RELATED  PARTY  TRANSACTIONS

Two unsecured promissory notes are payable to directors of the Company. The first note in the principal amount of $6,000 bore interest from the date of issuance on May 30, 2003 until its due date on May 31, 2005 at the rate of 3% per annum. Thereafter, the principal plus accrued interest under the note as of the due date, accrue interest at the rate of 5% per annum. At February 28, 2006, accrued interest payable on the promissory note was $587 (2004: $315).

The second note in the principal amount of $14,000 was issued on May 30, 2005 and bears interest at the rate of 3% per annum until its due date on May 31, 2007. At February 28, 2006, accrued interest payable on the promissory note was $317 (2004: $Nil).

4.     SUBSEQUENT  EVENTS

Subsequent to February 28, 2006, the Company completed its 2,500,000 shares of initial public offering at $0.10 per share. The proceeds of $250,000 are held in escrow and are subject to be released to the Company after March 31, 2006.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

     We are a development stage enterprise that owns and operates an Internet portal located on the World Wide Web at www.portaltochina.com. Since inception on March 18, 2003 through February 28, 2006, our operations have been primarily limited to developing our business plan, building our Internet portal and marketing. Our principal capital resources have been acquired through issuance of common stock and from shareholder loans.

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

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

     As of February 28, 2006, we had a negative working capital of $42,131 and total assets of $27,657 comprised of $2,865 in cash and website development costs of $24,792.

     During the period, we experienced a net decrease in cash from $7,747 on August 31, 2005, to $2,865 as of February 28, 2006. This decrease was primarily due to fees paid to our auditors and transfer agent.

     On December 31, 2003, we filed Registration Statement with the Securities and Exchange Commission in respect of an initial public offering of a minimum of 1,250,000 and a maximum of 2,500,000 shares of our common stock at $0.10 per share. Until we have sold at least 1,250,000 shares, we will not disburse the funds. On November 1, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-111652) effective. Our offering commenced on November 1, 2005 and is ongoing. As of February 28, 2006, no shares have been sold. All incurred expenses have thus far been funded by private placements and by loans from our officers.

RESULTS  OF  OPERATIONS

     We posted a net loss of $4,704 for the three-month period ending February 28, 2006, which was primarily the result of amortization costs, accounting fees and office expenses.

We  earned  no  revenue  during  the  period.


                                                       Payments Due by Period
Contractual Obligation as of February 28, 2006  Total     Less than 1 year  1-3 years
Long-Term Debt                                  $ 20,904  $  6,587(1)       $ 14,317(3)

Unconditional Purchase Obligations              $ 35,000  $ 35,000(2)              -

Total Contractual Cash Obligations              $ 55,904  $ 41,587          $ 14,317

(1)     On  May 30, 2003, we issued an unsecured promissory note in the amount of $6,000 bearing interest  at  3% per annum to Paul Fong, our President, Chief Financial Officer, and a Director.
The promissory note was due on May 31, 2005, but as of February 28, 2006, remains unpaid.  Under the  terms  of the promissory note, the interest rate on the principal plus accrued interest has increased  as  of  May  31,  2005  to  5%  per  annum.

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



ITEM  3.     CONTROLS  AND  PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being February 28, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

     Our offering commenced on November 1, 2005 and is ongoing. As of February 28, 2006, no shares of been sold.

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

                                 PORTALTOCHINA.COM,  INC.



Date:  March  31,  2006          /s/ Paul Fong
                                 Paul Fong
                                 President & Chief Financial Officer