Form 10KSB
period 2006-05-31
PORTALTOCHINA COM
filed 2006-08-22
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2006

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                          Commission file # 333-111652

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The Issuer had no revenue for the fiscal year ended May 31, 2006.

As of June 30, 2006, the Issuer had 8,000,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used in this annual report, the terms "we", "us", "our", "Company", "PTC" and "PortaltoChina" means PortaltoChina.com, Inc., unless otherwise indicated.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

     We are a development stage operator of an Internet portal located on the World Wide Web at www.portaltochina.com. We were incorporated on March 18, 2003 under the laws of the State of Nevada. Since inception, our operations have been primarily limited to developing our business plan, building our portal, and marketing. Our principal office is located at 1802-888 Pacific Street, Vancouver, British Columbia, Canada, V6Z 2S6, telephone: (604)642-7732, facsimile: (604)648-8207.

OUR BUSINESS

     Our Internet portal commenced operations on April 15, 2005. We operate within what is commonly referred to as the "business-to-business" (B2B) segment of the Internet, in which products and services are offered principally to businesses as compared to the "business-to-consumer" segment in which products and services are offered principally to consumers.

     Our Internet portal is intended to enable those with Chinese commercial interests to reference Chinese trade and business information, access a database of products and services, engage in B2B commerce, and interact with others having similar interests. It currently features publicly accessible information and services such as, news and current events, Chinese business information, a WebLinks directory, English text search engine, e-mail and chat rooms.

INTERNET PORTAL

     There are two working levels to our Internet portal. The first level allows free public access to general and business-related information about
China. The second level, our B2B Exchange, will be available only on a paid monthly subscription basis. Our B2B Exchange is presently in development, and we expect it to be operational within the next 12 months.

     Our Internet portal is our sole source of revenue. We will earn all of our revenue in the form of advertising fees and fees charged for access to and use of the B2B Exchange. Until our B2B Exchange is developed, advertising will be our sole source of revenue.

     All information presented by our portal will initially be in English only. Following development of the B2B Exchange, we plan to make our Internet portal bilingual. Users will have the option of reading our content in English and simplified Chinese. Our search engine will similarly be adapted to accommodate bilingual functionality.

GENERAL PUBLIC ACCESS

     All visitors to our Internet portal are able to locate our freely accessible content through a topical selection menu, choosing from documents in hypertext markup language or Adobe file format, streamed news headlines, and hyperlinks to other websites. Our freely accessible content includes the following:

-     streamed  topical  news  headlines
- general information about China, including its government, economy, statistics and travelling requirements
- Chinese trade information, including imports and exports, major trade shows, exhibitions, special conferences and the like
- Chinese commercial information covering such topics as business structures, e-commerce, intellectual property, and tips on doing business in China
- finance related information covering such topics as Chinese banking, foreign exchange, investment, securities and taxation
- information on Chinese technology, including biotechnology, the Internet, computers, and telecommunications
- Chinese resource-based information, such as agriculture, energy, the environment and mining
- legal information, including Chinese statutes, regulations, and Ministry circulars

     All our publicly accessible information is regularly sourced and updated by our staff, from Internet sources, publications and respected authorities. Presently, all such information is sourced by our officers. We intend to employ a full-time technical staff over the next 12 months to manage and update our Internet portal, including sourcing and updating information content.

     In addition to the foregoing, the general public has access to the following information and services:

Search Engine - Our Internet portal features a navigation tool in the form of a search feature. Searching is available throughout the portal from a permanent position residing at the top of every page. Visitors are able to search our portal or the Internet at large in English. There is also an "advanced search" link that takes users to a dedicated search page that allows for more advanced search options such as searching a particular section of the portal.

Chinese Stock Quotes. Free online stock quotes are available for the Shanghai, Shenzhen and Honk Kong stock exchanges.

Cities. Real-time current weather information is displayed for various principal Chinese cites, such as Beijing, Canton, Hong Kong, and Shanghai. By clicking on the respective displays, users are able to access basic information for each city.

E-mail. Users are able to utilize our branded email service, free of charge. Users must register by supplying a valid email address to take advantage of this feature.

Chat Rooms. Chat rooms on a variety of topics related to Chinese business issues are featured. Users must register by supplying a valid email address to take advantage of this feature. Currently, our portal has a single operating chat room for registered users. Additional chat rooms will be created as the need arises, or by request of users.

B2B EXCHANGE

     The planned B2B Exchange will feature subscription-based information and services. Subscribers will be required to pay a monthly fee of $10 and complete a short online form. After the email address and payment information has been verified, subscribers will have access to the following:

Insider's Guide - Expanding on the tips for doing business in China available in our publicly accessible information, our Insider's Guide will be designed as an "insider's perspective" on doing business in China. It will contain practical insights such as common stumbling blocks and how to avoid them, reports and advice from experienced sources. Editorials and guest expert columns will focus on overcoming cultural and regulatory barriers, both systemic and practical. Comments and suggestions from other subscribers will also be featured.

The success of our Insider's Guide will depend upon us obtaining contributions from persons having experience with doing business in China. Such contributors will likely include businesspersons, academics and other subscribers. We will also source information from the Internet, periodicals, and other publications.

Marketplace - The Marketplace will be an online trading platform that facilitates B2B transactions with Chinese businesses. Our portal will function to create, maintain, and expand the technological functionality, safety, ease-of-use, and reliability of our trading platform while, at the same time, supporting the growth and success of our community of users. All users will be able to browse the Marketplace section, but only subscribers will be able to complete transactions.

Our Marketplace will be a fully automated, searchable, topically arranged and easy-to-use online service that is available 24-hours a day, seven days a week, enabling sellers to list items for sale in a fixed price format, buyers to purchase items of interest, and all portal users to browse through selected items from any place in the world at any time.

Marketplace users will be required to maintain an account with a third-party payment platform. The account may be funded through transfers from the user's credit card, debit card or bank account. This will enable subscribers with email to send and receive online payments securely, conveniently and cost-effectively. Sales between Marketplace users will be facilitated entirely through the payment platform, which will also be responsible for safeguarding the financial information of our subscribers. The timing and manner of payment will be up to the parties to the transaction. We will not receive the financial information of our subscribers. We do not presently have any arrangements with any payment platform to provide such services, and will not pursue such arrangements until we have begun development of the Marketplace.

The Marketplace will be unsuccessful if we are unable to secure a suitable third party payments platform that will handle all financial transactions. The cost of using a payments platform is generally between 2.9% and 1.9% of a transaction, depending on the size of the transaction, and will be paid by the purchasing party.

We will charge a service fee of 1% of the final agreed-upon price of any transaction completed through the Marketplace. The service charge will be automatically added to the selling price of each item and paid by the purchasing party at the time of sale.

Our feedback forum will encourage users to provide comments on other users with whom they trade. Every subscriber will have a feedback profile containing compliments, criticisms and comments by other subscribers. The feedback forum will require comments to be related to specific transactions and will provide an easy tool for subscribers to match specific transactions with the user names of their trading partners. This information will be recorded in a feedback profile that includes a feedback rating for the subscriber with feedback sorted according to whether it was given over the past month, six months, or twelve months. Subscribers who develop positive reputations will have color-coded symbols displayed next to their user names to indicate the number of positive feedback ratings they have received. Before purchasing items listed for sale, subscribers will be encouraged to review a seller's feedback profile to check the seller's reputation within the portaltochina.com community.

We will not take possession of either the item being sold or the buyer's payment for the item. Rather, the buyer and seller must independently arrange for shipment of and payment for the item, with the buyer typically paying for shipping.

The success of the Marketplace will depend upon our ability to solicit postings from appropriate businesses. Our staff will be responsible for soliciting postings for the buying and selling of products and services. If we are unable to generate postings to the Marketplace, then we will be unable to earn revenue from the Marketplace and our portal may be unsuccessful.

Business Database. Our Internet portal will feature a database of businesses, both Chinese and non-Chinese, that are interested in B2B commerce. Businesses will be able to submit product and enterprise information directly to our staff by e-mail or by fax, free of charge. Our staff will then compile and organize the data and continuously manage and update the database to ensure the quality and accuracy of the information.

The database will be organized by products and services, either being sought or offered for sale. Each entry will contain a brief overview of the business and its products or services, plus its name, address, telephone and fax numbers, e-mail address, and website. The database will enable Chinese businesses to promote themselves and access the global B2B market, while giving non-Chinese businesses leads and contacts for reaching the Chinese market.

All users of our Internet portal will be able to view the categories of products and services in the Business Database, as well as the number of businesses in each category interested in buying or selling. Only subscribers will be able to access contact information for businesses in the database.

The Business Database will be linked to the Marketplace, so that businesses with products for sale in the Marketplace will be identified in the database as such.

We have not compiled any information for our Business Database, and will not do so until we have begun development of our B2B Exchange. The Business Database will be regularly updated by our staff based on submissions from users. The rate at which our database grows will be largely dependent upon the response by the B2B business community. We cannot give any assurance that we will receive any submissions to our Business Database, or that it will be successful.

Forum. Our Internet portal will feature a discussion forum for users to interact and share information. The forum will contain features common to other Internet forums such as, topics, discussion threads, messages and moderators. It will be augmented by information from other sections of the portal.

ADVERTISING

     We will offer banner and button advertisements, and sponsorships or co-branded advertising to businesses that want to integrate their advertisements or products with selected content on our portal. We will also offer custom-designed promotional arrangements that link advertising to businesses offering products or services through our Marketplace. Such arrangements will include coupons, sales notices, limited time specials, bonuses and such other similar types of promotions that advertisers may require.

     We plan to enter into agreements with advertisers under which advertisements are placed on our portal and we are paid a fee based on the number of click through impressions. Our list price for advertising will range from $10 to $20 for each 1,000 impressions generated. Advertisement rates are often negotiated on a case-by-case basis and depend upon a variety of factors, including the duration of the advertising contract, the number of impressions purchased, whether the advertisements are targeted to a particular audience or are displayed in rotation with other ads on particular websites.

     Advertising fees are currently our only source of revenue. Revenue earned from advertising will depend upon the number of visitors to our portal. We cannot give any assurance that we will have any significant number of visitors to our portal or that we will ever earn more than nominal fees from advertising. If we are unable to earn more than nominal fees from advertising, then we may not be able to operate profitably. If advertising revenue is nominal, we will focus on developing revenue from our B2B Exchange as well as developing other revenue earning services. We do not currently have any plans to develop other revenue earning services.

MARKETING

     Our target market is the non-Chinese business community, primarily in North America and Western Europe, that is interested in accessing the Chinese market for the purpose of concluding B2B transactions. In order to build our customer base, we believe that broader recognition and a favorable perception of our Internet portal will be essential. By providing information about doing business in China and access to Chinese markets, we plan to position our Internet portal as a "one-stop-shop" for B2B transactions.

     Successful positioning of our brand will largely depend on the success of our advertising, marketing and promotion efforts and our ability to continue to provide high quality information and services.

     We currently rely almost exclusively on the Internet for marketing and promotion of our portal and services. We have registered our URL on the following search engines: Google, AlltheWeb (Yahoo), AltaVista, Rex, Infotiger, Nesearch Voyager, ExactSeek, LinkCentre, Hotrate, TrueSearch, WhatsNu, LookSeek, Susy, Walhello.com, Dirs.org, and Wisenut. Registration on these search engines is free. We will resubmit our portal information periodically to these search engines in order to keep our listing current. We will also purchase targeted cost-per-click (CPC) advertising that will be displayed with search results on Google, as well as on search and content sites in the Google Network (including AOL, EarthLink, HowStuffWorks, and Blogger). The cost of such CPC advertising will be $5 for initial setup, plus $0.05 per click.

     We intend to augment our Internet promotion efforts by advertising our portal and services in appropriate industry publications, including Internet directories, and through other print media, email, mail, fax and telephone campaigns. Furthermore, we plan to attend trade shows and events related to International trade shows where we will place appropriate advertisements concerning our services and where we will have the opportunity for personal contact with our target market.

     We intend to employ sales staff to market our portal and services, provide customer relations services, and solicit database listings and portal subscriptions.

COMPETITION

     The market for Internet advertising, e-commerce and Internet-based information services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. We expect competition to persist, intensify and increase in the future. There are several Internet sites that promote Chinese trade and products that may compete with us for Internet advertising and e-commerce customers, including Netease, Sina Corporation, Tom.com and Yahoo! China. We will also compete indirectly for advertisers and e-commerce customers with a large number of other Internet sites, including sites that cater to the Chinese market and sites that promote international trade, and with traditional advertising and media agencies and formats.

     There are relatively low barriers to entering the markets in which we compete. We have no patented technology to preclude competitors from entering our markets; instead, as an information provider we rely on the skill of our personnel. We expect that our portal will compare favorably with our competitors at the outset in terms of portal design and our publicly accessible information. We believe that after the first year of operation, our accumulated information content and B2B Exchange will also compare favorably with content on competing portals. Our prices will also be competitive. However, many of our competitors offer comprehensive Internet technology solutions, including internet service provider hosting services, and have longer operating histories, larger installed customer bases; longer relationships with clients, and significantly greater financial, technical and public relations resources than we do. There can be no assurance that we will be able to successfully compete with existing competitors or with new competitors that may enter one or more of our markets.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     We regard copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. While we do not presently hold any copyrights, service marks or trademarks, we expect to rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with employees, customers, partners and others to protect intellectual property rights. Despite such precautions, it may be possible for third parties to obtain and use intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States.

     We intend to pursue the registration of our trade name in the United States and internationally in China and other Asian countries. We may not, however, be able to secure adequate protection for our trade name in the United States or other countries. Effective trade name protection may not be available in all the countries in which we conduct business. Policing unauthorized use of trade names is also difficult and expensive. In addition, it is possible that competitors will adopt product or service names similar to our own, thereby impeding our ability to build brand identity and possibly leading to customer confusion.

     Many businesses are actively developing chat, home page, search and related Internet technologies. Developers of such technologies can be expected to take steps to protect these technologies, including seeking patent protection. There may be patents issued or pending that are held by others and that cover significant parts of our technology, business methods or services. Disputes over rights to these technologies may arise in the future. We cannot be certain that our products and services do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. In the event that we determine that licensing this intellectual property is appropriate, we may not be able to obtain a license on reasonable terms or at all. We may also incur substantial expenses in defending against third-party infringement claims, regardless of the merit of these claims. Successful infringement claims against us may result in substantial monetary liability or may prevent us from conducting all or a part of our business.

     We also intend to license technology from third parties, including web-server and encryption technology. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, it is possible that licensed technologies may not be successfully integrated into our services. The inability to obtain any of these licenses could delay product and service development until alternative technologies can be identified, licensed and integrated.

EMPLOYEES

     We currently have no employees. Over the next twelve months, we anticipate hiring two technical staff and two sales staff. The technical staff will manage and update our Internet portal, including aggregating information content and listings in our Business Database. The sales staff will be responsible for marketing, customer relations, and the solicitation of database listings and portal subscriptions. Until we are able to employ suitable staff, we will utilize independent contractors as needed and as our resources permit. We do not intend to provide any special benefit or incentive program to our employees.


ITEM  2.     DESCRIPTION  OF  PROPERTY

     We are presently using 400 square feet of office space supplied at no cost by our President, Paul Fong, at 1802-888 Pacific Street, Vancouver, British Columbia. We intend to move our offices within the next 12 months to leased premises of approximately 800-1,000 square feet at another location in Greater Vancouver to provide room for sales and technical staff. The cost of such premises will be approximately $1,000 per month.

ITEM  3.     LEGAL  PROCEEDINGS

     Neither PortaltoChina.com, Inc., nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against PortaltoChina.com, Inc. or its officers or directors. None of our officers or directors have been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

     At  present,  our  common  stock  is  not  traded  publicly.

     As  of  June  30, 2006, there were 71 owners of record of our common stock.

DIVIDEND POLICY

     Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available there for in our sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

     On November 1, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-111652) effective. Our offering commenced on November 1, 2005, and terminated on March 31, 2006. We sold 2,500,000 shares through the offering at a price of $0.10 per share, for gross proceeds of $250,000.

     The following table sets out the calculation of the use of net proceeds from our public offering:

                                                                    AMOUNT ($)
Gross offering proceeds as of May 31, 2006                             250,000

Offering expenses incurred from November 1, 2005 to March 31, 2006

Legal                                                                    5,500
Escrow fees                                                                 45
Transfer and miscellaneous expenses                                        645
------------------------------------------------------------------------------

Total Offering Expenses                                                  6,190

Net offering proceeds as of May 31, 2006                               243,810

Debt Repayment                                                           6,626
Working Capital                                                              7
------------------------------------------------------------------------------

Total use of net proceeds                                              237,177


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES.

     We were incorporated for the purpose of developing and operating an Internet portal located on the World Wide Web at www.portaltochina.com. Our capital has been obtained via issuance of common stock and shareholder loans.

     On November 1, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-111652) effective. Our offering commenced on November 1, 2005, and terminated on March 31, 2006. We sold 2,500,000 shares through the offering at a price of $0.10 per share, for gross proceeds of $250,000.

     As of May 31, 2006, we had total assets of $259,161, comprised of $237,286 in cash and depreciated capitalized website development costs of $21,875. This is an increase from $47,548 in total assets as of May 31, 2005. This increase was attributable to the completion of our initial public offering, less professional fees and administrative expenses.

     As of May 31, 2006, our total liabilities decreased to $51,611 from $61,266 as of May 31, 2005. This decrease resulted from the payment of trade creditors and the repayment of a loan from one of our directors.

     As of May 31, 2006, we had working capital of $185,675 compared with a working capital deficit of $33,260 as of May 31, 2005.

     We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

     We do not expect to purchase or sell any significant equipment during the next twelve months.

     Over the next twelve months, we anticipate hiring two technical staff and two sales staff. The technical staff will manage and update our Internet portal, including aggregating information content and listings in our Business Database. The sales staff will be responsible for marketing, customer relations, and the solicitation of database listings and portal subscriptions. We do not intend to provide any special benefit or incentive program to our employees.

RESULTS  OF  OPERATIONS

     We posted an operating loss of $28,732 for the fiscal year ending May 31, 2006, due primarily to offering costs, asset depreciation and office expenses. This was an increase from the operating loss of $5,603 for the previous fiscal year.

ITEM 7.     FINANCIAL STATEMENTS

PORTALTOCHINA.COM, INC.
(A development stage enterprise)

Financial Statements
(EXPRESSED IN U.S. DOLLARS)

May 31, 2006 and 2005



INDEX

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders' Equity (Deficiency)
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

VELLMER & CHANG
CHARTERED ACCOUNTANTS *
                                                         505 - 815 Hornby Street
                                                         Vancouver, B.C, V6Z 2E6
                                                              Tel:  604-687-3776
                                                               Fax: 604-687-3778
                                                   E-mail: info@vellmerchang.com
                                  * denotes a firm of incorporated professionals




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF

PORTALTOCHINA.COM,  INC.
(A  development  stage  company)

We have audited the balance sheets of PORTALTOCHINA.COM, INC. ("the Company") (a development stage company) as at May 31, 2006 and 2005 and the related statements of stockholders' equity (deficiency), operations and cash flows for the years then ended and for the period cumulative from inception March 18, 2003 (inception) to may 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at May 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended and for the period cumulative from inception on March 18, 2003 to May 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has losses from operations since its inception and has not yet generated any revenue. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, Canada                         "VELLMER & CHANG"
August  2,  2006                         Chartered  Accountants


PORTALTOCHINA.COM, INC.
(A development stage company)

Balance Sheets
May 31, 2006 and 2005
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------
                                                                   May 31, 2006    May 31, 2005
-----------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash and cash equivalents                                        $    237,286   $      11,506
  Prepaid expenses                                                            -           2,500
------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                    237,286          14,006

WEBSITE DEVELOPMENT COSTS, net of accumulated
  amortization of $13,125                                                21,875          33,542
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $    259,161   $      47,548
================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                         $     37,611   $      41,266
  Promissory note - related parties (Note 3)                             14,000           6,000
------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                51,611          47,266

PROMISSORY NOTE - related parties (Note 3)                                    -          14,000
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                        51,611          61,266
------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
  Authorized:
     100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  8,000,000 common shares (2005: 5,500,000)        800             550

ADDITIONAL PAID-IN CAPITAL                                              249,750               -

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                      (43,000)        (14,268)
------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                 207,550         (13,718)
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    259,161   $      47,548
================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from March 18, 2003 (inception) to May 31, 2006
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                                                                    (Deficit)
                                                                                  accumulated           Total
                                                                     Additional        during   stockholders'
                                                  Common stock          paid-in   development          equity
                                                  Shares    Amount      capital         stage    (deficiency)
-------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 18, 2003, $0.0001 per share            5,500,000   $   550   $        -   $        -    $        550

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -         -            -       (1,743)         (1,743)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                          5,500,000   $   550   $        -   $   (1,743)   $     (1,193)
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -         -            -       (6,922)         (6,922)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                          5,500,000   $   550   $            $   (8,665)   $     (8,115)
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -         -            -       (5,603)         (5,603)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                          5,500,000   $   550   $        -   $  (14,268)   $    (13,718)
-------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.10 per share   2,500,000       250      249,750            -         250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -         -            -      (28,732)        (28,732)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                          8,000,000   $   800   $  249,750   $  (43,000)   $    207,550
=============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------
                                               Cumulative
                                           March 18, 2003
                                           (inception) to     Year Ended     Year Ended
                                             May 31, 2006   May 31, 2006   May 31, 2005
----------------------------------------------------------------------------------------

REVENUE                                    $           77   $         77   $          -
----------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                               $       11,335   $      5,780   $      3,905
  Incorporation                                     1,728              -              -
  Interest and bank charges                         1,873          1,346            240
  Legal                                             8,871          3,871              -
Transfer agent                                      5,058          5,058              -
Office expenses                                     1,087          1,087              -

AMORTIZATION OF WEBSITE DEVELOPMENT COSTS          13,125         11,667          1,458
----------------------------------------------------------------------------------------

TOTAL EXPENSES                                     43,077         28,809          5,603
----------------------------------------------------------------------------------------

(LOSS) FOR THE PERIOD                      $      (43,000)  $    (28,732)  $     (5,603)
========================================================================================

(LOSS) PER SHARE
 - basic and diluted                                    -   $      (0.00)  $      (0.00)
========================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                   -      6,117,101      5,500,000
========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------------------
                                                                              Cumulative
                                                                                 Amounts
                                                                          March 18, 2003
                                                                           inception) to      Year Ended      Year Ended
                                                                            May 31, 2006    May 31, 2006    May 31, 2005
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $      (43,000)   $    (28,732)   $     (5,603)
Adjustment to reconcile (loss) to net cash used in operating activities:
  -  amortization of website development costs                                    13,125          11,667           1,458
Changes in assets and liabilities:
  -  (increase) prepaid expenses                                                       -            2500          (2,500)
  - increase (decrease) in accounts payable and accrued liabilities               37,611          (3,655)         39,086
-------------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                       7,736         (18,220)         32,441
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Website development costs                                                      (35,000)              -         (35,000)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds (repayment) of promissory note                                         14,000          (6,000)         14,000
  Proceeds from issuance of common stock                                         250,550         250,000               -
-------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                        264,550         244,000          14,000
-------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 237,286         225,780          11,441

CASH AND CASH EQUIVALENTS, beginning of period                                         -          11,506              65
-------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                  $      237,286    $    237,286   $      11,506
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest paid                                                           $            -    $          -   $           -
  Income taxes paid                                                       $            -    $          -   $           -
=========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

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

The Company has not generated any operating revenues to date.

2.     SIGNIFICANT  ACCOUNTING  POLICIES

Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2006 and 2005, there were no cash equivalents.

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

Advertising Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the years ended May 31, 2006 and 2005.

Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of May 31, 2006, the Company had $146,376 in a bank beyond insured limits (2005: $nil).

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

Stock-Based Compensation

During the year, the Company adopted SFAS No. 123(revised), "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant
date, and expensed over the expected vesting period.   SFAS No. 123(revised)
requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The adoption of SFAS No. 123(revised) did not have an impact on the Company's financial statements.

The Company did not grant any stock options during the years ended May 31, 2006 and 2005.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the years ended May 31, 2006 and 2005.

Revenue Recognition

The Company has recognized revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. The Company recognizes advertising revenue in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenue is recognized rateably over the period. The Company recognizes revenue for fixed-fee advertising arrangements rateably over the term of the insertion order. If, at the end of a quarterly reporting period the term of an insertion order is not complete, the company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of the obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on our internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.

Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Website Development Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense is total of $11,667 for the year ended May 31, 2006 (2005: $1,458).

(n)     New  Accounting  Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial statements.


3.     PROMISSORY NOTE AND RELATED PARTY TRANSACTIONS

One promissory note is payable to a director of the Company. The note, in the principal amount of $14,000 was issued on May 30, 2005 and bears interest at the
rate of 3% per annum until its due date on May 31, 2007.   As at May 31, 2006,
accrued interest payable of $420 was included in the accounts payable.

On May 2, 2006, the Company paid in full another promissory note that was payable to a director of the Company. The note, in the principal amount of $6,000 bore interest from the date of issuance on May 30, 2003 until its due date on May 31, 2005 at the rate of 3% per annum. Thereafter, the principal plus accrued interest under the note as of the due date, accrue interest at the rate of 5% per annum. As of the date of repayment, accrued interest payable on the promissory note was $626.

4.     INCOME TAXES

As at May 31, 2006, the Company has estimated net operating losses carryforward for tax purposes of $28,100 (2005: $ 12,000). This amount may be applied against future federal taxable income and expired 2013 through 2016. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary difference that give rise to the Company's deferred tax asset (liability) are as follows:

--------------------------------------------
                             2006      2005
--------------------------------------------
Tax loss carry forwards  $ 13,900   $ 4,200
Valuation allowance       (13,900)   (4,200)
--------------------------------------------
                         $      -   $     -
--------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 8, 2005, we were advised by a former representative of Moore Stephens Ellis Foster Ltd. ("Ellis Foster"), who is now associated with Ernst & Young, LLP. ("Ernst & Young"), that the merger of Ellis Foster with and into Ernst & Young on May 5, 2005, effectively constituted their resignation as our independent accountant responsible for auditing our financial statements, and that effective as of such date, Ellis Foster would no longer act as our independent accountant. Effective on May 5, 2005, Ernst & Young, the successor firm to Ellis Foster, was engaged as our independent registered public accounting firm. This change in our independent accountant was previously disclosed in our current report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2005.

On July 27, 2005, we advised Ernst & Young that it was dismissed as our independent accountant. On the same date we engaged Vellmer & Chang, Chartered Accountants, of Vancouver, British Columbia, as our principal independent accountant to audit our financial statements. This change in our independent accountant was previously disclosed on our current report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2005.

There have been no other changes in or disagreements with our independent accountants since our inception as required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A.     CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being May 31, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the shareholders. Officers and other employees serve at the will of the Board of Directors.

                                                           PERIOD SERVED AS
NAME             POSITION                             AGE  DIRECTOR/OFFICER

Paul Fong        President, Treasurer, Director        54  03/30/03 to present

Caroline Rechia  Vice-President, Secretary, Director   35  03/30/03 to present


PAUL FONG

     Mr. Fong has served as our President and Chief Financial officer, and as a director since March 30, 2003 and currently devotes approximately five hours per week to our operations. Mr. Fong has been the President of Paul Fong Pontiac Buick GMC Ltd. since 1998 and was the President of Lawson Oates Chrysler Ltd. from January 1991 to August 2000. Both companies are private car dealerships located in Vancouver, British Columbia. Mr. Fong completed three years of business studies at Simon Fraser University in Burnaby, British Columbia.

     Mr. Fong was a Director of Shabute Ventures Inc., a public company listed on the TSX Venture Exchange in Canada, from May 2002 through to April 2003. Mr. Fong assisted in the restructuring of the company which was involved in the environmental clean-up industry. Shabute, however, was inactive during Mr. Fong's involvement with the company. Shabute is now involved in the exploration of oil and gas in Alberta, Canada and is named Northern Sun Exploration Company Inc.

     On March 8, 2004, Mr. Fong was appointed President, Chief Executive Officer, Treasurer and director of Furio Resources Inc. Furio is a reporting issuer under the Securities Exchange Act of 1934, having its shares quoted on the NASD over-the-counter bulletin board (symbol: FURR). Furio is a junior mineral exploration company with mineral claims located in southwestern Alaska.

     In addition, on September 7, 2004, Mr. Fong became the President and director of Adriana Ventures Inc., a company publicly listed on the TSX Venture Exchange's NEX board in Canada. The NEX board provides a trading forum for listed companies that have fallen below TSX Venture's ongoing listing standards.

CAROLINE RECHIA

     Ms. Rechia serves as our Vice President and Secretary. Since 2005, Ms. Rechia has been an independent web-designer. From 2001 to 2005, Ms. Rechia was employed as a systems analyst by Chalk Media Corp., a privately held company based in Vancouver, British Columbia, that creates custom learning and marketing campaigns for corporations through rich media content, strategic design and targeted delivery. From 2000 to 2001, Ms. Rechia provided useability testing services to THINQ Learning Solutions, Inc., a privately held company headquartered in Baltimore, with operations in the United States, Canada and the U.K. that provides enterprise learning management tools to corporations and government agencies. From 1997 to 2000, Ms. Rechia was employed as a communications specialist for Canadian Tire Corporation, Ltd. Ms. Rechia received a Bachelor of Arts from the University of Toronto in 1994. She presently devotes approximately 25 hours a week to our business.

     All directors serve for terms of one year each, and are subject to re-election at our regular Annual Meeting of Shareholders, unless they earlier resign.

     There are no material proceedings to which any of our directors, officers or affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, affiliate, or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

     We have attempted and will continue to attempt to insure that any transactions between us and our officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to us than could be obtained from unaffiliated third parties on an arm's-length basis.

INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

Except as noted herein or below, during the last five-(5) years none of our directors or officers have:

(1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Under the Securities Laws of the United States, the Company's Directors, our Executive (and certain other) Officers, and any persons holding more than ten percent of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.

     All of these filing requirements were satisfied by the Company's Officers, Directors, and ten-percent holders.

     In making these statements, we have relied on the written representation of our Directors and Officers or copies of the reports that they have filed with the Commission.

CODE OF ETHICS

     The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics for Senior Financial Officers is filed as an exhibit to this annual report on Form 10-KSB.

ITEM  10.     EXECUTIVE  COMPENSATION

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to our Chief Executive Officer ("CEO") for all services rendered in all capacities to us and our subsidiaries for each of our last three fiscal years.


SUMMARY COMPENSATION TABLE

                           ANNUAL COMPENSATION                   LONG TERM COMPENSATION

                                                              AWARDS               PAYOUTS

NAME AND                                              RESTRICTED                                     ALL
PRINCIPAL                            OTHER ANNUAL          STOCK                     LTIP          OTHER
POSITION (1)   YEAR   SALARY   BONUS   COMPENSATION       AWARDS   OPTIONS/SARS   PAYOUTS   COMPENSATION
Paul Fong (1)  2004      nil     nil            nil          nil            nil       nil            nil
               2005      nil     nil            nil          nil            nil       nil            nil
               2006      nil     nil            nil          nil            nil       nil            nil


(1)     No executive officer received greater than $100,000 in salary during the fiscal period ending
May  31, 2004, or the subsequent fiscal years ending May 31, 2005 and 2006. Furthermore, no executive officer  received  perquisites  and  other  personal  benefits, which, in the aggregate, exceeded the lesser  of  either  $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal  years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     As of June 30, 2006 the following table sets forth information known by our management regarding beneficial ownership of our common stock by each person known by us to own, directly or beneficially, more than 5% of our common stock; each of our executive officers and directors; and, all of our officers and directors as a group.

     Except as otherwise indicated, our management believes that the beneficial owners of the common stock listed below, based on information furnished by the owners, own the shares directly and have sole investment and voting power over the shares.

NAME                                             NUMBER OF SHARES     %

Paul Fong                                           3,500,000       38%

Caroline Rechia                                     2,000,000       31%

Directors and officers as a group (two persons)     5,500,000       69%


The address for all officers and directors is 1802-888 Pacific Street, Vancouver, British Columbia V6Z 2S6.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have issued common stock to the following officers, directors, promoters and beneficial owners of more than 5% of our outstanding securities.


NAME             POSITION WITH COMPANY      SHARES     CONSIDERATION  DATE

Paul Fong        President, Treasurer       3,000,000  $ 300          March 10, 2003

Caroline Rechia  Vice-President, Secretary  2,500,000  $ 250          March 10, 2003


     On May 30, 2003, we issued an unsecured promissory note in the amount of $6,000 bearing interest at 3% per annum to Paul Fong, our President, Chief Financial Officer, and a Director. The promissory note was repaid in full on May 2, 2006. Proceeds from the promissory note were used to pay for development of our business plan, accounting and legal expenses. The transaction was evaluated as being fair by our directors reviewing the transaction without third party advice or consultation. No independent third party evaluated the fairness of the transaction.

     On May 30, 2005, we issued an unsecured promissory note in the amount of $14,000 bearing interest at 3% per annum to Caroline Rechia, our Vice-President, Secretary, and a Director. The promissory note is due on May 31, 2007. If we fail to repay the promissory note on the due date, then the interest rate on the principal and accrued interest will increase as of May 31, 2007 to 5% per annum. Proceeds from this promissory note were used for working capital. The transaction was evaluated as being fair by our directors reviewing the transaction without third party advice or consultation. No independent third party evaluated the fairness of the transaction.


ITEM 13.     EXHIBITS


EXHIBIT  TITLE

  3.1    Articles of Incorporation, PortaltoChina.com, Inc.
  3.2    Amended and Restated Bylaws, PortaltoChina.com, Inc.
  4.1    Form of Stock certificate, PortaltoChina.com, Inc.
 14.1    Code of Ethics for Senior Financial Officers, PortaltoChina.com, Inc.
 31.1    Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17CFR 240.13a-14(a) or 17CFR 240.15d-14(a)
 32.1    Certifications pursuant to 18 U.S.C. Section 1350



ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES

The aggregate fees billed by Vellmer & Chang for professional services rendered for the audit of our annual financial statements included in our initial registration statement on Form SB-2 (Commission File No. 333-111652) for the fiscal year ended May 31, 2005 was $2,950.

The aggregate fees billed by Vellmer & Chang for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 was nil.

AUDIT  RELATED  FEES

For the fiscal years ended May 31, 2005 and 2006, the aggregate fees billed for assurance and related services by Vellmer & Chang relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were nil and $2,308, respectively.

TAX  FEES

For the fiscal years ended May 31, 2005 and 2006, the aggregate fees billed for tax compliance, by Vellmer & Chang were nil.

ALL  OTHER  FEES

For the fiscal years ended May 31, 2005 and 2006, the aggregate fees billed by Vellmer & Chang for other non-audit professional services, other than those services listed above, totaled nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Vellmer & Chang is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-approved  by  our  audit  committee;  or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PORTALTOCHINA.COM, INC.



Date:  August 18, 2006     By:/s/ Paul Fong
                              Paul Fong, Chief Executive Officer,
                              Chief Principal Accounting Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE             TITLE                                     DATE

/s/ Paul Fong
Paul Fong             Chief Executive Officer,                  August 18, 2006
                      Chief Principal Accounting Officer,
                      President & Director


/s/ Caroline Rechia
Caroline Rechia       Vice-President, Secretary & Director      August 18, 2006