Form 10QSB
period 2006-08-31
PORTALTOCHINA COM
filed 2006-10-05
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2006

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

As of August 31, 2006, the Issuer had 8,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


PORTALTOCHINA.COM, INC.
(A development stage company)

Balance Sheets
August 31, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------
                                                                            August 31, 2006    May 31, 2006
                                                                                                  (Audited)
------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
Cash and cash equivalents                                                           230,753         237,286
------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                        $       230,753    $    237,286
------------------------------------------------------------------------------------------------------------

WEBSITE DEVELOPMENT COSTS,                                                           18,958          21,875
net of accumulated amortization of $16,042
------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                $       249,711    $    259,161
============================================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                                  $        35,832    $     37,611
  Promissory notes (Note 3)                                                          14,000          14,000
------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                            49,832          51,611

COMMITMENT (NOTE 4)
------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
  Authorized:
     100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  8,000,000 common shares                                      800             800

ADDITIONAL PAID-IN CAPITAL                                                          249,750         249,750

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                                  (50,671)        (43,000)
------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' (DEFICIENCY)                                                    199,879         207,550
------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                            $       249,711    $    259,161
============================================================================================================

The accompanying notes are an integral part of these financial statements


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from March 18, 2003 (inception) to August 31, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------------
                                                                                        (Deficit)
                                                                                      accumulated            Total
                                                                                           during    stockholders'
                                                  Common stock           Additional   development           equity
                                                Shares     Amount   paid-in capital         stage     (deficiency)
-------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 18, 2003, $0.0001 per share            5,500,000   $  550   $             -   $         -    $         550

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -                 -        (1,743)          (1,743)
-------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                          5,500,000   $  550   $             -   $    (1,743)   $      (1,193)
-------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -                 -        (6,922)          (6,922)
-------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                          5,500,000   $  550   $             -   $    (8,665)   $      (8,115)
-------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -                 -        (5,603)          (5,603)
-------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                          5,500,000   $  550   $             -   $   (14,268)   $     (13,718)
-------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.10 per share   2,500,000      250           249,750             -          250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -                 -       (28,732)         (28,732)
-------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                          8,000,000   $  800   $       249,750   $   (43,000)   $     207,550
-------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -                 -        (7,671)          (7,671)
-------------------------------------------------------------------------------------------------------------------

BALANCE, August 31, 2006                       8,000,000   $  800   $       249,750   $   (50,671)   $     199,879
===================================================================================================================

The accompanying notes are an integral part of these financial statements.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------
                                                      Cumulative from
                                                       March 18, 2003        Three months ended
                                                       (inception) to            August 31
                                                      August 31, 2006         2006         2005
------------------------------------------------------------------------------------------------
REVENUE                                                            77            -           77
------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES

  Accounting                                          $        16,031    $   4,696   $    3,317
  Incorporation                                                 1,728            -            -
  Interest and bank charges                                     2,045          172          180
  Legal                                                         8,871            -            -
  Office expense                                                1,087            -           59
  Transfer agent                                                4,944         (114)           -
  Amortization of website development cost                     16,042        2,917        2,917
------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                 50,748        7,671        6,473
------------------------------------------------------------------------------------------------

(LOSS) FOR THE PERIOD                                 $       (50,671)   $  (7,671)   $  (6,396)
================================================================================================

(LOSS) PER SHARE
  - basic and diluted                                               -        (0.00)       (0.00)
------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  - basic and diluted                                               -    8,000,000    5,500,000
================================================================================================

The accompanying notes are an integral part of these financial statements


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------------
                                                                          Cumulative from
                                                                           March 18, 2003        Three months ended
                                                                           (inception) to            August 31
                                                                          August 31, 2006         2006        2005
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $       (50,671)   $  (7,671)   $ (6,396)
Adjustment to reconcile (loss) to net cash used in operating activities:
  - amortization of website development costs                                      16,042        2,917       2,917
Changes in assets and liabilities
  - decrease in prepaid expenses                                                        -            -           -
  - increase (decrease) in accounts payable and accrued liabilities                35,832       (1,779)       (280)
-------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                        1,203       (6,533)     (3,759)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) OPERATING ACTIVITIES
  Website development costs                                                       (35,000)           -           -
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (repayment) of promissory notes                                         14,000            -           -
  Proceeds from issuance of common stock                                          250,550            -           -
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                         264,550            -           -
-------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  230,753       (6,533)     (3,759)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          -      237,286      11,506
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $        230,753   $  230,753    $  7,747
===================================================================================================================

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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2006, there were no cash equivalents.

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

(c)     Advertising  Expenses

The Company expenses advertising costs as incurred. There was no advertising expense incurred by the Company for the three months ended August 31, 2006 and 2005.

(d)     Loss  Per  Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

(e)     Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of August 31, 2006, the Company had $140,533 in a bank beyond insured limits.

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

The Company did not provide any current or deferred federal or state income tax provision or benefit for the periods ended August 31, 2006 and 2005, due to operating losses incurred since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding its realizability.
(i)     Long-Lived  Assets

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

The Company did not grant any stock options during the three months ended August 31, 2006.

(k)     Comprehensive  Income

The  Company  adopted  Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the three months ended August 31, 2006.

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

(m)     Website  Development  Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight-line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense is a total of $2,917 and $2,917 for the three months ended August 31, 2006 and 2005, respectively.

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

3.     PROMISSORY  NOTE  AND  RELATED  PARTY  TRANSACTIONS

One promissory note is payable to a director of the Company. The note, in the principal amount of $14,000 was issued on May 30, 2005 and bears interest at the rate of 3% per annum until its due date on May 31, 2007. As at August 31, 2006, accrued interest payable of $525 was included in the accounts payable.

4.     Commitment


On August 24, 2006, the Company entered a consulting agreement with an independent contractor as the Company's technical consultant for one year at an annual consideration of $40,800, payable semi-monthly, in advance. The independent contractor will manage and update our Internet portal, including aggregating information content and listing.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     As of August 31, 2006, we had total assets of $249,711, comprised of $230,753 in cash and depreciated capitalized website development costs of $18,958. This is an increase from $40,872 in total assets as of August 31, 2005. This increase was attributable to the completion of our initial public offering, less professional fees and administrative expenses.

     As of August 31, 2006, our total liabilities decreased to $49,832 from $60,986 as of August 31, 2005. This decrease resulted from the payment of trade creditors and the repayment of a loan from one of our directors.

     As of August 31, 2006, we had working capital of $180,921 compared with a working capital deficit of $36,736 as of August 31, 2005.

     We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

     We do not expect to purchase or sell any significant equipment during the next twelve months.

     On August 24, 2006, we engaged an independent contractor as our technical staff for one year at an annual salary of $40,800, payable semi-monthly, in advance. The contractor will manage and update our Internet portal, including aggregating information content and listings. Upon completion of Phase II of our internet portal, we plan to engage an entry level person to assist our technical staff.

     Upon completion of Phase II of our internet portal, we also intend to hire two sales staff. The sales staff will be responsible for marketing, customer relations, and the solicitation of database listings and portal subscriptions. We do not intend to provide any special benefit or incentive program to our employees.

RESULTS  OF  OPERATIONS

     We posted an operating loss of $7,671 for the period ending August 31, 2006, due primarily to professional fees and asset depreciation. This was an increase from the operating loss of $6,396 for the period ended August 31, 2005.


ITEM  3.     CONTROLS  AND  PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being August 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

     Of the gross proceeds from our offering, we have spent $6,190 on offering expenses, leaving net offering proceeds of $243,810 as of August 31, 2006.

     The following table sets out the calculation of the use of net proceeds from our public offering:

----------------------------------------------------------------------------------
                                                                        AMOUNT ($)
----------------------------------------------------------------------------------
Gross offering proceeds as of August 31, 2006                             250,000

Offering expenses incurred from November 1, 2005 to March 31, 2006 (1)      6,190
----------------------------------------------------------------------------------

Net offering proceeds as of August 31, 2006                               243,810

Debt repayment                                                              6,626
Professional fees (2)                                                       4,696
Working capital                                                                65
----------------------------------------------------------------------------------

Total use of net proceeds                                                 232,423
==================================================================================

(1) Offering expenses of $6,190 were significantly less than the forecasted amount of $20,000 due to offering expenses being financed by loans from our directors before effectiveness of our registration statement. Unallocated funds of $13,810 will be used to pay for professional fees and office expenses.

(2) We have allocated a surplus of $13,810 from unused offering expenses to pay for unbudgeted professional fees.


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

     PORTALTOCHINA.COM, INC.



Date: October 2, 2006                        /s/ Paul Fong
                                             Paul Fong
                                             President & Chief Financial Officer