Form 10QSB/A
period 2005-11-30
PORTALTOCHINA COM
filed 2006-12-22
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [X]  No  [  ]

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

                                  PORTALTOCHINA.COM,  INC.


Date:  December 21, 2006          /s/  Paul  Fong
                                  Paul  Fong
                                  President  &  Chief  Financial  Officer