Form 10KSB/A
period 2006-05-31
PORTALTOCHINA COM
filed 2006-12-22
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

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

                              PORTALTOCHINA.COM, INC.



Date:  December 21, 2006      By:/s/ Paul Fong
                              Paul Fong, Chief Executive Officer,
                              Chief Principal Accounting Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE             TITLE                                    DATE

/s/ Paul Fong
Paul Fong             Chief Executive Officer,                 December 21, 2006
                      Chief Principal Accounting Officer,
                      President & Director


/s/ Caroline Rechia
Caroline Rechia       Vice-President, Secretary & Director     December 21, 2006