Form 10QSB
period 2006-11-30
PORTALTOCHINA COM
filed 2007-01-12
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                         Commission File No. 333-111652

                             PORTALTOCHINA.COM, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   98-0449083
                    (I.R.S. Employer Identification number)

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

As of November 30, 2006, the Issuer had 8,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


PORTALTOCHINA.COM, INC.
(A development stage company)

Balance Sheets
November 30, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------
                                                                        November 30, 2006    May 31, 2006
                                                                                                (Audited)
----------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
Cash and cash equivalents                                                         183,948         237,286
----------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                   $          183,948   $     237,286
----------------------------------------------------------------------------------------------------------

WEBSITE DEVELOPMENT COSTS,                                                         16,042          21,875
net of accumulated amortization of $18,958
----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $          199,990   $     259,161
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                             $              662   $      37,611
  Promissory notes (Note 3)                                                        14,000          14,000
----------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                          14,662          51,611

COMMITMENT (NOTE 4)
----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
  Authorized:
     100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  8,000,000 common shares                                    800             800

ADDITIONAL PAID-IN CAPITAL                                                        249,750         249,750

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                                (65,222)        (43,000)
----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' (DEFICIENCY)                                                  185,328         207,550
----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                       $          199,990   $     259,161
==========================================================================================================

The accompanying notes are an integral part of these financial statements



PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from March 18, 2003 (inception) to November 30, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                                                                   (Deficit)
                                                                                 accumulated           Total
                                                                    Additional        during   stockholders'
                                                  Common stock         paid-in   development          equity
                                                Shares     Amount      capital         stage    (deficiency)
-------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 18, 2003, $0.0001 per share            5,500,000   $  550   $        -   $         -    $        550

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -            -        (1,743)         (1,743)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                          5,500,000   $  550   $        -   $    (1,743)   $     (1,193)
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -            -        (6,922)         (6,922)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                          5,500,000   $  550   $            $    (8,665)   $     (8,115)
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -            -        (5,603)         (5,603)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                          5,500,000   $  550   $        -   $   (14,268)   $    (13,718)
-------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.10 per share   2,500,000      250      249,750             -         250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -            -       (28,732)        (28,732)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                          8,000,000   $  800   $  249,750   $   (43,000)   $    207,550
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -            -       (22,222)        (22,222)
-------------------------------------------------------------------------------------------------------------

BALANCE, November 30, 2006                     8,000,000   $  800   $  249,750   $   (65,222)   $    185,328
=============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------------------
                                                        Cumulative from
                                                         March 18, 2003        Six months ended        Three months ended
                                                         (inception) to           November 30             November 30
                                                      November 30, 2006        2006        2005        2006        2005
-------------------------------------------------------------------------------------------------------------------------

REVENUE                                                              77           -          77           -           -
-------------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES

  Accounting                                          $          17,080   $   5,745   $   4,240   $   1,049   $     923
  Incorporation                                                   1,728           -           -           -           -
  Interest and bank charges                                       2,150         277         362         105         182
  Legal                                                           8,871           -           -           -           -
  Office expense                                                  1,260         173          59         173           -
  Salaries                                                       10,200      10,200           -      10,200           -
  Transfer agent                                                  5,051          (6)      2,500         107       2,500
  Amortization of website development cost                       18,959       5,833       5,834       2,917       2,917
-------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                   65,299      22,222      12,995      14,551       6,522
-------------------------------------------------------------------------------------------------------------------------

(LOSS) FOR THE PERIOD                                 $         (65,222)  $ (22,222)  $ (12,918)  $ (14,551)  $  (6,522)
========================================================================================================================

(LOSS) PER SHARE
  - basic and diluted                                                         (0.00)      (0.00)      (0.00)      (0.00)
-------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  - basic and diluted                                                     8,000,000   5,500,000   8,000,000   5,500,000
========================================================================================================================

The accompanying notes are an integral part of these financial statements



PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------
                                                                            Cumulative from
                                                                             March 18, 2003         Six months ended
                                                                             (inception) to            November 30
                                                                          November 30, 2006         2006         2005
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $         (65,222)   $ (22,222)   $ (12,918)
Adjustment to reconcile (loss) to net cash used in operating activities:
  - amortization of website development costs                                        18,958        5,833        5,834
Changes in assets and liabilities
  - decrease in prepaid expenses                                                          -            -        2,500
  - increase (decrease) in accounts payable and accrued liabilities                     662      (36,949)      (2,620)
----------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                        (45,602)     (53,338)      (7,204)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) OPERATING ACTIVITIES
  Website development costs                                                         (35,000)           -            -
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (repayment) of promissory notes                                           14,000            -            -
  Proceeds from issuance of common stock                                            250,550            -            -
----------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                           264,550            -            -
----------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    183,948      (53,338)      (7,204)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            -      237,286       11,506
----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $         183,948    $ 183,948    $   4,302
======================================================================================================================

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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2006, there were no cash equivalents.

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

(c)     Advertising  Expenses

The Company expenses advertising costs as incurred. There was no advertising expense incurred by the Company for the three months ended November 30, 2006 and 2005.

(d)     Loss  Per  Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

(e)     Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of November 30, 2006, the Company had $95,788 in a bank beyond insured limits.

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

The Company did not provide any current or deferred federal or state income tax provision or benefit for the periods ended November 30, 2006 and 2005, due to operating losses incurred since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding its realizability.
(i)     Long-Lived  Assets

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

The Company did not grant any stock options during the three months ended November 30, 2006.

(k)     Comprehensive  Income

The  Company  adopted  Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the three months ended November 30, 2006.

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

(m)     Website  Development  Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight-line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense is a total of $2,917 and $2,917 for the three months ended November 30, 2006 and 2005, respectively.

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

3.     PROMISSORY  NOTE  AND  RELATED  PARTY  TRANSACTIONS

One promissory note is payable to a director of the Company. The note, in the principal amount of $14,000 was issued on May 30, 2005 and bears interest at the rate of 3% per annum until its due date on May 31, 2007. As at November 30, 2006, accrued interest payable of $630 was included in the accounts payable.

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

     As of November 30, 2006, we had total assets of $199,990, comprised of $183,948 in cash and depreciated capitalized website development costs of $16,042. This is an increase from $32,010 in total assets as of November 30, 2005. This increase was attributable to the completion of our initial public offering, less professional fees and administrative expenses.

     As of November 30, 2006, our total liabilities decreased to $14,662 from $58,646 as of November 30, 2005. This decrease resulted from the payment of trade creditors and the repayment of a loan from one of our directors.

     As of November 30, 2006, we had working capital of $169,286 compared with a working capital deficit of $40,344 as of November 30, 2005.

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

RESULTS  OF  OPERATIONS

     We posted an operating loss of $14,551 for the three month period ending November 30, 2006, due primarily to professional fees, salaries and asset depreciation. This was an increase from the operating loss of $6,522 for the three month period ended November 30, 2005.


ITEM  3.     CONTROLS  AND  PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being November 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

     Of the gross proceeds from our offering, we have spent $7,064 on offering expenses, leaving net offering proceeds of $242,936.

     The following table sets out the calculation of the use of net proceeds from our public offering:



                                                AMOUNT ($)
Gross offering proceeds as of March 31, 2006       250,000

Offering expenses (1)                                7,064


Net offering proceeds                              242,936

Debt repayment                                       6,626
Portal Development                                  35,000
Professional fees (2)                                6,655
Technical Staff                                     10,200
Working capital                                        618

Net offering proceeds as of November 30, 2006      183,837

(1) Offering expenses of $7,064 were significantly less than the forecasted amount of $20,000 due to offering expenses being financed by loans from our directors before effectiveness of our registration statement. Unallocated funds of $12,936 will be used to pay for professional fees and office expenses.

(2) We have allocated a surplus of $12,936 from unused offering expenses to pay for unbudgeted professional fees.




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

                                          PORTALTOCHINA.COM, INC.




Date: January 9, 2007                     /s/ Paul Fong
                                          Paul Fong
                                          President & Chief Financial Officer