Form 10QSB
period 2007-02-28
PORTALTOCHINA COM
filed 2007-04-12
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                          Commission File No. 000-52239

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

As of February 28, 2007, the Issuer had 8,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


PORTALTOCHINA.COM, INC.
(A development stage company)

Balance Sheets
February 28, 2007
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------
                                                                        February 28, 2007    May 31, 2006
---------------------------------------------------------------------------------------------------------
                                                                                                (Audited)
ASSETS

CURRENT
Cash and cash equivalents                                                         173,599         237,286
---------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                   $          173,599   $     237,286
---------------------------------------------------------------------------------------------------------

WEBSITE DEVELOPMENT COSTS,                                                         13,125          21,875
net of accumulated amortization of $21,875
---------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $          186,724   $     259,161
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                             $            1,731   $      37,611
  Promissory notes - related party (Note 3)                                        14,000          14,000
---------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                          15,731          51,611

COMMITMENT (NOTE 4)
---------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
     100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  8,000,000 common shares                                    800             800

ADDITIONAL PAID-IN CAPITAL                                                        249,750         249,750

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                                (79,557)        (43,000)
---------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                        170,993         207,550
---------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                            $          186,724   $     259,161
=========================================================================================================

The accompanying notes are an integral part of these financial statements


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from March 18, 2003 (inception) to February 28, 2007
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------
                                                                                       (Deficit)
                                                                                     accumulated           Total
                                                                                          during   stockholders'
                                                   Common stock         Additional   development          equity
                                                  Shares   Amount  paid-in capital         stage    (deficiency)
----------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 18, 2003, $0.0001 per share            5,500,000  $   550  $            -    $         -   $        550

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -               -         (1,743)        (1,743)
----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                          5,500,000  $   550  $            -    $    (1,743)  $     (1,193)
----------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -               -         (6,922)        (6,922)
----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                          5,500,000  $   550  $                 $    (8,665)  $     (8,115)
----------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -               -         (5,603)        (5,603)
----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                          5,500,000  $   550  $            -    $   (14,268)  $    (13,718)
----------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.10 per share   2,500,000      250         249,750              -        250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -               -        (28,732)       (28,732)
----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                          8,000,000  $   800  $      249,750    $   (43,000)  $    207,550
----------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -               -        (36,557)       (36,557)
----------------------------------------------------------------------------------------------------------------

BALANCE, February 28, 2007                     8,000,000  $   800  $      249,750    $   (79,557)  $    170,993
================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------------
                                                        Cumulative from
                                                         March 18, 2003          Nine months ended       Three months ended
                                                         (inception) to             February 28              February 28
                                                      February 28, 2007         2007         2006         2007         2006
----------------------------------------------------------------------------------------------------------------------------

REVENUE                                                              77            -           77            -            -
----------------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES

  Accounting                                          $          18,076   $    6,741   $    4,871   $      996   $      631
  Incorporation                                                   1,728            -            -            -            -
  Interest and bank charges                                       2,255          382          542          105          180
  Legal                                                           8,871            -            -            -            -
  Office expense                                                  1,378          291          990          118          892
  Salaries                                                       20,400       20,400            -       10,200            -
  Transfer agent                                                  5,051           (7)       2,545            -           45
  Amortization of website development cost                       21,875        8,750        8,750        2,917        2,917
----------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                   79,634       36,557       17,698       14,336        4,665
----------------------------------------------------------------------------------------------------------------------------

(LOSS) FOR THE PERIOD                                 $         (79,557)  $  (36,557)  $  (17,621)  $  (14,336)  $   (4,665)
============================================================================================================================

(LOSS) PER SHARE
  - basic and diluted                                                 -        (0.00)       (0.00)       (0.00)       (0.00)
----------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  - basic and diluted                                                 -    8,000,000    5,500,000    8,000,000    5,500,000
============================================================================================================================

The accompanying notes are an integral part of these financial statements


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------------------
                                                                            Cumulative from
                                                                             March 18, 2003        Nine months ended
                                                                             (inception) to          February 28
                                                                          February 28, 2007        2007        2006
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $         (79,557)  $ (36,557)  $ (17,621)
Adjustment to reconcile (loss) to net cash used in operating activities:
  - amortization of website development costs                                        21,875       8,750       8,750
Changes in assets and liabilities
  - decrease in prepaid expenses                                                          -           -       2,500
  - increase (decrease) in accounts payable and accrued liabilities                   1,731        (880)     (2,270)
--------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                        (55,951)    (28,687)     (8,641)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) OPERATING ACTIVITIES
  Website development costs                                                         (35,000)    (35,000)          -
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (repayment) of promissory notes                                           14,000           -           -
  Proceeds from issuance of common stock                                            250,550           -           -
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                           264,550           -           -
--------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    173,599     (63,687)     (8,641)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            -     237,286      11,506
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $         173,599   $ 173,599   $   2,865
--------------------------------------------------------------------------------------------------------------------

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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at February 28, 2007, there were no cash equivalents.

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

(c)     Advertising  Expenses

The Company expenses advertising costs as incurred. There was no advertising expense incurred by the Company for the three months ended February 28, 2007 and 2006.

(d)     Loss  Per  Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

(e)     Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of February 28, 2007, the Company had $85,489 in a bank beyond insured limits.

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

The Company did not provide any current or deferred federal or state income tax provision or benefit for the periods ended February 28, 2007 and 2006, due to operating losses incurred since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding its realizability.
(i)     Long-Lived  Assets

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

The Company did not grant any stock options during the three months ended February 28, 2007.

(k)     Comprehensive  Income

The  Company  adopted  Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the three months ended February 28, 2007.

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

(m)     Website  Development  Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight-line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense is a total of $2,917 and $2,917 for the three months ended February 28, 2007 and 2006, respectively.

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

3.     PROMISSORY  NOTE  AND  RELATED  PARTY  TRANSACTIONS

One promissory note is payable to a director of the Company. The note, in the principal amount of $14,000 was issued on May 30, 2005 and bears interest at the rate of 3% per annum until its due date on May 31, 2007. As at February 28, 2007, accrued interest payable of $735 was included in the accounts payable.

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

     As of February 28, 2007, we had total assets of $186,724, comprised of $173,599 in cash and depreciated capitalized website development costs of $13,125. This is a decrease from $259,161 in total assets as of May 31, 2006. The decrease was primarily attributable to the payment of trade creditors, salaries and professional fees.

     As of February 28, 2007, our total liabilities decreased to $15,731 from $51,611 as of May 31, 2006. This decrease resulted from the payment of trade creditors.

     As of February 28, 2007, we had working capital of $157,868 compared with working capital of $185,675 as of May 31, 2006.

     We have generated total revenue of $77 since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

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

RESULTS  OF  OPERATIONS

     We posted an operating loss of $14,336 for the three month period ending February 28, 2007, due primarily to professional fees, salaries and asset depreciation. This was an increase from the operating loss of $4,665 for the three month period ended February 28, 2006.


ITEM  3.     CONTROLS  AND  PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being February 28, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

     Of the gross proceeds from our offering, we have spent $7,064 on offering expenses, leaving net offering proceeds of $242,936.

     The following table sets out the calculation of the use of net proceeds from our public offering:

                                                AMOUNT ($)

Gross offering proceeds as of March 31, 2006       250,000

Offering expenses (1)                                7,064


Net offering proceeds                              242,936

Debt repayment                                       6,626
Portal Development                                  35,000
Professional fees (2)                                6,655
Technical Staff                                     20,400
Working capital                                        768

Net offering proceeds as of February 28, 2007      173,487

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

                                             PORTALTOCHINA.COM, INC.




Date: April 4, 2007                          /s/ Paul Fong
                                             Paul Fong
                                             President & Chief Financial Officer