Form 10KSB
period 2007-05-31
PORTALTOCHINA COM
filed 2007-08-27
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2007

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

                          18/F SHANGHAI ORIENTAL CENTRE
                              699 NANJING WEST ROAD
                                 200041 SHANGHAI
                    (Address of principal executive offices)

                    Issuer's telephone number: 86 21 61413717

   1802-888 Pacific Street, Vancouver, British Columbia  V6Z 2S6  604-642-7732
                      (Former address and telephone number)

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

The Issuer had no revenue for the fiscal year ended May 31, 2007.

As of July 31, 2007, the Issuer had 8,000,000 shares of Common Stock outstanding.

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

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS PROSPECTUS BEFORE INVESTING IN OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE SERIOUSLY HARMED, AND OUR INVESTORS COULD LOSE THEIR ENTIRE INVESTMENT.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY, SO IT WILL BE DIFFICULT FOR POTENTIAL INVESTORS TO JUDGE OUR PROSPECTS FOR SUCCESS.

We were incorporated on March 18, 2003. Our internet portal, which is our sole source of revenue, began operating on April 15, 2005. We have earned $77 in revenue since inception. Our lack of operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues.

IN THEIR REPORT TO OUR FINANCIAL STATEMENTS, OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE OPERATIONS AS A "GOING CONCERN". INVESTORS MAY LOSE ALL OF THEIR INVESTMENT IF WE ARE UNABLE TO CONTINUE OPERATIONS.

Since inception, we have suffered recurring losses and net cash outflows from operations. We expect to continue to incur substantial losses to complete the development of our Internet portal. Since inception, we have funded operations through common stock issuances and related party loans in order to meet our strategic objectives. We have not established any other source of equity or debt financing. There can be no assurance that we will be able to obtain sufficient funds to continue the development of our Internet portal. As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern. If we cannot continue as a going concern, then investors may lose all of their investment.

IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, WE MAY BE REQUIRED TO SUBSTANTIALLY REVISE OUR BUSINESS PLAN OR CEASE OPERATIONS.

Our Internet portal is our sole source of revenue. Our revenue will be limited to advertising fees until Phase II of our portal's development has been completed. Since inception, we have earned nominal revenue from our portal. We have not yet established any relationships with advertisers. We are working on establishing advertising relationships, but we can give no assurance that our Internet portal will ever generate meaningful revenue from advertising or otherwise. In the meantime, we expect to suffer recurring losses and net cash outflows from operations. If we do not earn sufficient revenue from our portal to pay for operations, we may be required to substantially revise our portal and services or enter into commercial relationships with established businesses as resellers of their services. We do not have any plans to make any such revisions or establish such relationships for the next 12 months of operations. If we are unable to earn sufficient revenue from our Internet portal to pay for operations despite such revisions and relationships then we may cease operations and investors may lose all or substantially all of their investment.

SINCE WE HAVE NOT DETERMINED IF THERE IS A POTENTIAL MARKET FOR OUR SERVICES OR WHETHER SUCH A MARKET WILL BE SUSTAINABLE, SUCH A MARKET MAY NOT EXIST AND OUR BUSINESS PLAN MAY FAIL, RESULTING IN THE LOSS OF YOUR ENTIRE INVESTMENT.

We have not have not conducted any market studies to confirm the commercial demand for our internet portal. Therefore we have not determined whether a potential market exists for our services or whether such a market would be sustainable given the potential cost of our services. We do not intend to conduct such basic marketing studies prior to beginning operations. If our internet portal fails to attract a sufficient number of users or subscribers, then we may be unable to earn sufficient revenue to achieve profitability and investors may lose all or substantially all of their investment

IF  WE  RAISE  ADDITIONAL  CAPITAL  THE  VALUE  OF YOUR INVESTMENT MAY DECREASE.

If we need to raise additional capital to implement or continue operations, we will likely issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and investors may lose all or substantially all of their investment.

WE FACE INTENSE COMPETITION; INVESTORS MAY LOSE ALL OF THEIR INVESTMENT IF WE ARE UNABLE TO SUCCESSFULLY COMPETE.

We plan to receive a significant portion of our revenue from selling advertising space on our portal and allowing third parties to provide sponsored services and placements on our portal under sponsorship agreements with us. There is intense competition based on price in the sale of advertising on the Internet, which makes it difficult to project future advertising revenue.

The market for Internet advertising and Internet search and retrieval services is intensely competitive. We believe that the principal competitive factors in these markets are name recognition, volume of user traffic, pricing, performance, ease of use, and functionality. Our primary competitors are Internet search and retrieval companies such as Infoseek Corporation, Lycos, Inc., and Yahoo!, Inc. and specific search and retrieval services and products offered by other companies, including Digital Equipment Corporation's Alta Vista, HotWired Venture's and Inktomi's HotBot, and OpenText. In the future, we may encounter competition from internet service providers, Operator Service Providers (such as AOL, CompuServe, MSN and Prodigy), website operators, providers of Internet browser software (such as Netscape or Microsoft) and other Internet services and products that incorporate search and retrieval features into their offerings, whether through internal development or by acquisition of one or more of our direct competitors. In addition, we also compete with internet service providers and operator service providers, Internet browsers and other Internet content providers for the sale of advertisements. Accordingly, we may face increased pricing pressure for the sale of advertisements, which would adversely affect our ability to earn revenue and could prevent us from achieving profitability.

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in the Internet market, greater name recognition, larger customer bases and databases and significantly greater financial, technical and marketing resources than we do. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distribution partners, advertisers and content providers. There can be no assurance that our competitors will not develop Internet search and retrieval services that are equal or superior to ours, or that achieve greater market acceptance than our offerings in the area of name recognition, performance, ease of use and functionality. There can also be no assurance that internet service providers, operator service providers, Internet browsers and other Internet content providers will not be perceived by advertisers as having more desirable websites for placement of advertisements. Furthermore, there can be no assurance that we will be able to compete successfully against our current or future competitors or that we will be able to achieve profitability in the face of such competition. The Internet, in general, and our portal, specifically, also must compete with traditional advertising media such as print, radio and television for a share of advertisers' total advertising budgets. To the extent that the Internet is not an effective advertising medium, advertisers may be reluctant to devote a significant portion of their advertising budget to the Internet.

IF THE INTERNET DOES NOT GROW AND CONTINUE AS A COMMERCIALLY VIABLE MEDIUM, THEN OUR BUSINESS MAY FAIL AND INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT.

The success of our Internet portal is dependent on, among other things, the continued expansion of the Internet and its network infrastructure. We cannot give any assurance that the infrastructure or complementary products necessary to make the Internet a viable commercial network will continue to be developed. In particular, we cannot give any assurance that the Internet will retain its current pricing structure with regard to volume, distance (the physical location of any user) and the lack of varying rates for different times of day. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access and quality of service) remain unresolved and may affect the growth of Internet use. We cannot give any assurance that the Internet will be able to meet additional demands or its users' evolving requirements on a timely basis, at a commercially reasonable cost, or at all. While we anticipate the continued evolution of the Internet and related infrastructure, any failure to develop accordingly could prevent us from achieving profitability and result in the loss of your entire investment.

Our portal will be vulnerable to computer viruses or similar disruptive problems. Computer viruses or problems caused by third parties could lead to interruptions, delays or termination of service. Furthermore, inappropriate use of the Internet by third parties could potentially jeopardize the security of confidential information, which may deter certain potential customers from using our portal. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential users may inhibit the growth of the Internet industry in general and the use of our portal in particular.

THE COST OF ADAPTING TO TECHNOLOGICAL CHANGE AND DEVELOPING NEW PRODUCTS COULD PREVENT US FROM BEING PROFITABLE AND RESULT IN THE LOSS OF YOUR INVESTMENT.

To be competitive, we must enhance and improve the functionality, features and content of our Internet portal. There can be no assurance that we will be able to successfully develop or implement new features and functions that will involve the development of increasingly complex technologies. If we are unable to develop or implement new features or functions, then we may not be competitive, and our ability to earn revenue could be substantially impaired.

The cost of developing new features and functions for our Internet portal could be significant. We expect that personalized information services, such as an Internet-based e-mail service, will require significantly greater expenses associated with, among other things, increased server capacity and equipment and requirements for additional customer support personnel and systems. To the extent such additional expenses are not offset by additional revenue from the personalized services, our financial results will be adversely affected.

ANY IMPOSITION OF LIABILITY AGAINST US FOR INFORMATION RETRIEVED FROM THE INTERNET COULD RESULT IN SUBSTANTIAL LOSSES AND SUBSTANTIALLY HARM OUR BUSINESS, RESULTING IN THE LOSS OF YOUR INVESTMENT.

Because material may be downloaded by the online or Internet services operated or facilitated by us or any Internet access providers with which we have relationships, and be subsequently distributed to others, it is possible that claims will be made against us on the basis of defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials. These claims could be based on us providing access to obscene, lascivious or indecent information. We do not carry general liability insurance, so any imposition of liability against us could impair our business or cause us to cease operations, and investors may lose all or substantially all of their investment.

WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION THAT COULD IMPAIR OUR ABILITY TO CONDUCT OUR BUSINESS AND MAY RESULT IN THE LOSS OF YOUR INVESTMENT.

There has been substantial litigation in the computer industry regarding intellectual property rights. We may become involved in claims and counterclaims with third parties regarding infringement with respect to current or future products or trademarks or other proprietary rights. Any infringement or other claims or counterclaims could impair our business because they could be time-consuming; result in costly litigation; divert management's attention; cause product release delays; and require us to redesign our portal or require us to enter into royalty or licensing agreements which may not be available on terms acceptable to us, or at all. A successful claim or counterclaim against us for infringement of intellectual property rights could impair our business or cause us to cease operations and result in investors losing all or substantially all of their investment.

OUR OFFICERS AND DIRECTORS MAY NOT DEVOTE SUFFICIENT TIME TO OUR AFFAIRS, WHICH MAY AFFECT OUR ABILITY TO CONDUCT MARKETING ACTIVITIES AND GENERATE REVENUES.

The persons serving as our officers and directors have existing responsibilities and may have additional responsibilities to provide management and services to other entities. As a result, conflicts of interest between us and the other activities of those entities may occur from time to time, in that our officers and directors shall have conflicts of interest in allocating time, services, and functions between the other business ventures in which they may be or become involved and our affairs. Mr. Fong devotes five hours per week to our business while Ms. Rechia devotes 25 hours per week.

WE ARE DEPENDENT ON KEY PERSONNEL; IF WE DO NOT ATTRACT AND RETAIN QUALIFIED MANAGEMENT AND EMPLOYEES WE WILL LIKELY NOT EARN SIGNIFICANT REVENUE.

Our future success depends in part on our ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. If we are unable to attract and retain the necessary technical and managerial personnel then we may be unable to develop and expand our website, which could prevent us from successfully competing and achieving profitability.

OUR OFFICERS AND DIRECTORS ARE NOT LOCATED IN THE UNITED STATES; IF INVESTORS WISH TO EFFECT LEGAL SERVICE AGAINST OUR OFFICERS OR DIRECTORS THEY WILL HAVE DIFFICULTY DOING SO, AND THIS MAY MAKE IT DIFFICULT FOR INVESTORS TO STRICTLY ENFORCE THEIR LEGAL RIGHTS.

We are incorporated in the State of Nevada and have an agent for service in Carson City, Nevada. Our agent for service will accept on our behalf, the service of any legal process and any demand or notice authorized by law to be served upon a corporation. Our agent for service will not, however, accept service on behalf of any of our officers or directors. Our directors and officers are residents of Canada and neither of them have an agent for service in the United States. Therefore, it may be difficult for a resident of a country other than Canada to serve Mr. Fong and Ms. Rechia with legal process or a demand or notice.

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

B2B EXCHANGE

     We are presently developing our B2B Exchange, which will feature subscription-based information and services. Subscribers will be required to pay a monthly fee of $10 and complete a short online form. After the email address and payment information has been verified, subscribers will have access to the following:

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

     Upon completion of our B2B Exchange, we intend to augment our Internet promotion efforts by advertising our portal and services in appropriate industry publications, including Internet directories, and through other print media, email, mail, fax and telephone campaigns. Furthermore, we plan to attend trade shows and events related to International trade shows where we will place appropriate advertisements concerning our services and where we will have the opportunity for personal contact with our target market. We also intend to employ sales staff to market our portal and services, provide customer relations services, and solicit database listings and portal subscriptions.

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

EMPLOYEES

     We currently have one independent contractor who manages and updates our Internet portal. Upon completion of our B2B Exchange, we intend to hire up to two sales staff, who will be responsible for marketing, customer relations, and the solicitation of database listings and portal subscriptions. Until we are able to employ suitable staff, we will utilize independent contractors as needed and as our resources permit. We do not intend to provide any special benefit or incentive program to our employees.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

     Our stock is presently traded on the NASD over-the-counter bulletin board, under the trading symbol "PCCI". As of July 31, 2007, there were 63 owners of record of our common stock.

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

     The following table sets out the calculation of the use of net proceeds from our public offering:

                                               AMOUNT ($)

Gross offering proceeds as of March 31, 2006      250,000

Offering expenses (1)                               6,989


Net offering proceeds                             243,011

Debt repayment                                      6,626
Portal development (2)                             36,637
Professional fees (3)                               8,523
Technical staff                                    30,600
Working capital                                       940

Net offering proceeds as of May 31, 2007          159,685

(1) Offering expenses of $6,989 were significantly less than the forecasted amount of $20,000 due to offering expenses being financed by loans from our directors before effectiveness of our registration statement. Unallocated funds of $13,011 will be used to pay for professional fees and office expenses.

(2)  Portal development includes $1,637 for website maintenance.

(3) We have allocated a surplus of $8,523 from unused offering expenses to pay for unbudgeted professional fees.

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

     As of May 31, 2007, we had total assets of $169,962, comprised of $159,524 in cash, prepaid expenses of $230 and depreciated capitalized website development costs of $10,208. This is a decrease from $259,161 in total assets as of May 31, 2006. The increase was attributable to the completion of our initial public offering, less professional fees and administrative expenses.

     As of May 31, 2007, our total liabilities decreased to $14,840 from $51,611 as of May 31, 2006. This decrease resulted from the payment of trade creditors.

     As of May 31, 2007, we had working capital of $144,914 compared with a working capital deficit of 185,675 as of May 31, 2006.

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

RESULTS  OF  OPERATIONS

     We posted an operating loss of $52,428 for the fiscal year ending May 31, 2007, due primarily to operating costs, asset depreciation and office expenses. This was an increase from the operating loss of $28,732 for the previous fiscal year.

ITEM 7.     FINANCIAL STATEMENTS

PORTALTOCHINA.COM, INC.
(A development stage company)

Financial Statements
(EXPRESSED IN U.S. DOLLARS)

May 31, 2007 and 2006



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
                                                               Fax: 604-687-3778
                                                   E-mail: info@vellmerchang.com
                                  * denotes a firm of incorporated professionals




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF

PORTALTOCHINA.COM,  INC.
(A  development  stage  company)

We have audited the balance sheets of PORTALTOCHINA.COM, INC. ("the Company") (a development stage company) as at May 31, 2007 and 2006 and the related statements of stockholders' equity (deficiency), operations and cash flows for the years then ended and for the period cumulative from inception March 18, 2003 (inception) to May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at May 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for the period cumulative from inception on March 18, 2003 to May 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

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




VANCOUVER, CANADA                         "VELLMER & CHANG"
August  9,  2007                         Chartered  Accountants


PORTALTOCHINA.COM, INC.
(A development stage company)

Balance Sheets
May 31, 2007 and 2006
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------
                                                                       May 31, 2007    May 31, 2006
----------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and cash equivalents                                           $     159,524   $     237,286
  Prepaid expenses                                                              230               -
----------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                        159,754         237,286

WEBSITE DEVELOPMENT COSTS, net of accumulated
  amortization of $24,792 (2006 - $13,125)                                   10,208          21,875
----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                          $     169,962   $     259,161
====================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                            $         840   $      37,611
  Promissory note - related parties (Note 3)                                 14,000          14,000
----------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                    14,840          51,611

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  8,000,000 common shares (2006: 8,000,000)            800             800

ADDITIONAL PAID-IN CAPITAL                                                  249,750         249,750

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                          (95,428)        (43,000)
----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                  155,122         207,550
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $     169,962   $     259,161
====================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from March 18, 2003 (inception) to May 31, 2007
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------
                                                                                        (Deficit)
                                                                                      accumulated           Total
                                                                                           during   stockholders'
                                                    Common stock         Additional   development          equity
                                                  Shares   Amount   paid-in capital         stage    (deficiency)
-----------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 18, 2003, $0.0001 per share            5,500,000  $   550   $            -    $        -    $        550

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -                -        (1,743)         (1,743)
-----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                          5,500,000  $   550   $            -    $   (1,743)   $     (1,193)
-----------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -                -        (6,922)         (6,922)
-----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                          5,500,000  $   550   $            -    $   (8,665)   $     (8,115)
-----------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -                -        (5,603)         (5,603)

BALANCE, May 31, 2005                          5,500,000  $   550   $            -    $  (14,268)   $    (13,718)
-----------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.10 per share   2,500,000      250          249,750             -         250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -                -       (28,732)        (28,732)
-----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                          8,000,000  $   800   $      249,750    $  (43,000)   $    207,550
-----------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -                -       (52,428)        (52,428)
-----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2007                          8,000,000  $   800   $      249,750    $  (95,428)   $    155,122
=================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------
                                                             Cumulative
                                                         March 18, 2003
                                                         (inception) to     Year Ended     Year Ended
                                                           May 31, 2007   May 31, 2007   May 31, 2006
------------------------------------------------------------------------------------------------------

REVENUE                                                  $          77    $         -    $         77
------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                             $      18,988    $     7,653    $      5,780
  Incorporation                                                  1,728              -               -
  Interest and bank charges                                      2,360            487           1,346
  Legal                                                          8,871              -           3,871
  Office expenses                                                1,478            391           1,087
  Consulting                                                    30,600         30,600               -
  Transfer agent                                                 5,051             (7)          5,058
  Website maintenance                                            1,637          1,637               -

AMORTIZATION OF WEBSITE DEVELOPMENT COSTS                       24,792         11,667          11,667
------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                  95,505         52,428          28,809
------------------------------------------------------------------------------------------------------

(LOSS) FOR THE PERIOD                                    $     (95,428)   $   (52,428)   $    (28,732)
======================================================================================================

(LOSS) PER SHARE
 - basic and diluted                                                 -    $     (0.01)   $      (0.00)
======================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                                -      8,000,000       6,117,101
======================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------------
                                                                          Cumulative Amounts
                                                                              March 18, 2003
                                                                              (inception) to     Year Ended      Year Ended
                                                                                May 31, 2007   May 31, 2007    May 31, 2006
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $         (95,428)   $    (52,428)   $    (28,732)
Adjustment to reconcile (loss) to net cash used in operating activities:
  -  amortization of website development costs                                       24,792          11,667          11,667
Changes in assets and liabilities:
  -  (increase) prepaid expenses                                                       (230)           (230)          2,500
  - increase (decrease) in accounts payable and accrued liabilities                     840         (36,771)         (3,655)
----------------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                        (70,026)        (77,762)        (18,220)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Website development costs                                                         (35,000)              -               -
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds (repayment) of promissory note                                            14,000               -          (6,000)
  Proceeds from issuance of common stock                                            250,550               -         250,000
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                           264,550               -         244,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    159,524         (77,762)        225,780

CASH AND CASH EQUIVALENTS, beginning of period                                            -         237,286          11,506
----------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                  $         159,524    $    159,524    $    237,286
============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest paid                                                           $             626    $          -    $        626
  Income taxes paid                                                       $               -    $          -    $          -
============================================================================================================================

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

The Company has generated nominal operating revenues to date.

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2007 and 2006, there were no cash equivalents.

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

(c)     Advertising Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the years ended May 31, 2007 and 2006.

(d)     Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

(e)     Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of May 31, 2007, the Company had $66,362 in a bank beyond insured limits (2006: $146,376).

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

(g)     Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents, accounts payable and accrued liabilities and promissory note. Fair values were assumed to approximate carrying values for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollar.

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

The Company did not grant any stock options during the years ended May 31, 2007 and 2006.

(k)     Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the years ended May 31, 2007 and 2006.

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

(m)     Website  Development  Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense is total of $11,667 for the year ended May 31, 2007 (2006: $11,667).

(n)     New  Accounting  Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial statements.

3.     PROMISSORY NOTE AND RELATED PARTY TRANSACTIONS

One promissory note is payable to a director of the Company. The note, in the principal amount of $14,000 was issued on May 30, 2005 and bears interest at the rate of 3% per annum until its due date on May 31, 2007. Thereafter, the principal plus accrued interest under the note as of the due date, accrue interest at the rate of 5% per annum. As at May 31, 2007, accrued interest payable of $840 was included in the accounts payable (2006 - $420)

On May 2, 2006, the Company paid in full another promissory note that was payable to a director of the Company. The note, in the principal amount of $6,000 bore interest from the date of issuance on May 30, 2003 until its due date on May 31, 2005 at the rate of 3% per annum. Thereafter, the principal plus accrued interest under the note as of the due date, accrue interest at the rate of 5% per annum. As of the date of repayment, accrued interest payable on the promissory note was $626.

4.     INCOME TAXES

As at May 31, 2007, the Company has estimated net operating losses carryforward for tax purposes of $105,636 (2006: $78,000). This amount may be applied against future federal taxable income and expired 2023 through 2027. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary difference that give rise to the Company's deferred tax asset (liability) are as follows:

     2007     2006
Tax loss carry forwards     $  33,400     $  19,600
Valuation allowance        (33,400)        (19,600)

     $         -     $         -

5.     COMMITMENTS

On August 24, 2006, the Company entered into a consulting agreement with a website develop to maintain and update the Company's website for a period of one year with a total consideration of $40,800 payable equally over 24 payments. As at May 31, 2007, the Company had made payment of $30,600 and with an outstanding commitment of $10,200.

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

ITEM 8A.     CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being May 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

                                                            PERIOD SERVED AS
NAME                          POSITION                AGE   DIRECTOR/OFFICER

Paul Fong        President, Treasurer, Director        56  03/30/03 to present

Caroline Rechia  Vice-President, Secretary, Director   37  03/30/03 to present


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

CAROLINE RECHIA

     Ms. Rechia serves as our Vice President and Secretary. Since 2005, Ms. Rechia has been an independent web-designer. From 2001 to 2005, Ms. Rechia was employed as a systems analyst by Chalk Media Corp., a privately held company based in Vancouver, British Columbia, that creates custom learning and marketing campaigns for corporations through rich media content, strategic design and targeted delivery. From 2000 to 2001, Ms. Rechia provided usability testing services to THINQ Learning Solutions, Inc., a privately held company headquartered in Baltimore, with operations in the United States, Canada and the U.K. that provides enterprise learning management tools to corporations and government agencies. From 1997 to 2000, Ms. Rechia was employed as a communications specialist for Canadian Tire Corporation, Ltd. Ms. Rechia received a Bachelor of Arts from the University of Toronto in 1994. She presently devotes approximately 25 hours a week to our business.

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

Paul Fong (1)  2005  nil     nil      nil           nil         nil           nil      nil
               2006  nil     nil      nil           nil         nil           nil      nil
               2007  nil     nil      nil           nil         nil           nil      nil

(1)     No executive officer received greater than $100,000 in salary during the fiscal period ending May
31,  2005, or the subsequent fiscal years ending May 31, 2006 and 2007. Furthermore, no executive officer received  perquisites and other personal benefits, which, in the aggregate, exceeded the lesser of either
$50,000  or  10%  of  the  total  of  annual  salary  and  bonus paid during the respective fiscal years.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     As of May 31, 2007 the following table sets forth information known by our management regarding beneficial ownership of our common stock by each person known by us to own, directly or beneficially, more than 5% of our common stock; each of our executive officers and directors; and, all of our officers and directors as a group.

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

     On May 30, 2005, we issued an unsecured promissory note in the amount of $14,000 bearing interest at 3% per annum to Caroline Rechia, our Vice-President, Secretary, and a Director. The promissory note was due on May 31, 2007, and remains unpaid. As of May 31, 2007, the interest rate on the principal and accrued interest increased to 5% per annum. Proceeds from this promissory note were used for working capital. The transaction was evaluated as being fair by our directors reviewing the transaction without third party advice or consultation. No independent third party evaluated the fairness of the transaction.

ITEM 13.     EXHIBITS


EXHIBIT  TITLE

 3.1     Articles of Incorporation, PortaltoChina.com, Inc., incorporated by reference from the Form 10-KSB filed August 22, 2006
 3.2     Amended and Restated Bylaws, PortaltoChina.com, Inc., incorporated by reference from the Form 10-KSB filed August 22, 2006
 4.1     Form of Stock certificate, PortaltoChina.com, Inc., incorporated by reference from the Form 10-KSB filed August 22, 2006
14.1     Code of Ethics for Senior Financial Officers, PortaltoChina.com, Inc., incorporated by reference from the Form 10-KSB file
31.1     Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17CFR 240.13a-14(a) or 17CFR 240.15d-14(a)
32.1     Certifications pursuant to 18 U.S.C. Section 1350



ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES

The aggregate fees billed by Vellmer & Chang for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10KSB for the fiscal year ended May 31, 2006 was $4,695.

The aggregate fees billed by Vellmer & Chang for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007 will be approximately $5,000.

AUDIT  RELATED  FEES

For the fiscal years ended May 31, 2007 and 2006, the aggregate fees billed for assurance and related services by Vellmer & Chang relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $3,867 and $2,308, respectively.

TAX  FEES

For the fiscal years ended May 31, 2007 and 2006, the aggregate fees billed for tax compliance, by Vellmer & Chang were nil.

ALL  OTHER  FEES

For the fiscal years ended May 31, 2007 and 2006, the aggregate fees billed by Vellmer & Chang for other non-audit professional services, other than those services listed above, totaled nil.

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

                          PORTALTOCHINA.COM, INC.



Date:  August 7, 2007     By:/s/ Paul Fong
                             Paul Fong, Chief Executive Officer,
                             Chief Principal Accounting Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE             TITLE                                       DATE


/s/ Paul Fong         Chief Executive Officer,                    August 7, 2007
Paul Fong             Chief Principal Accounting Officer,
                      President & Director


/s/ Caroline Recha    Vice-President, Secretary & Director        August 7, 2007
Caroline Rechia