Form 10QSB
period 2007-08-31
PORTALTOCHINA COM
filed 2007-10-12
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [X  ]  No  []

As of August 31, 2007, the Issuer had 8,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


PORTALTOCHINA.COM, INC.
(A development stage company)

Balance Sheets
August 31, 2007
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------
                                                                               August 31, 2007    May 31, 2007
---------------------------------------------------------------------------------------------------------------
                                                                                                     (Audited)
ASSETS

CURRENT
  Cash and cash equivalents                                                   $        145,893   $     159,524
  Prepaid expenses                                                                       2,421             230
---------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                   148,314         159,754

WEBSITE DEVELOPMENT COSTS, net of accumulated
  amortization of $27,709 (2007 - $24,792)                                               7,292          10,208
---------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                  $        155,606   $     169,962
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                                    $          6,597   $         840
  Promissory note - related parties (Note 3)                                            14,000          14,000
---------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                               20,597          14,840

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
         100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  8,000,000 common shares (May 31, 2007: 8,000,000)               800             800

ADDITIONAL PAID-IN CAPITAL                                                             249,750         249,750

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                                    (115,541)        (95,428)
---------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                             135,009         155,122
---------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $        155,606   $     169,962
===============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from March 18, 2003 (inception) to August 31, 2007
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------
                                                                                 (Deficit)
                                                                               accumulated          Total
                                                                   Additional       during  stockholders'
                                                 Common stock         paid-in  development         equity
                                                Shares    Amount      capital        stage   (deficiency)
---------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  March 18, 2003, $0.0001 per share            5,500,000  $   550  $        -  $       -    $        550

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -           -     (1,743)         (1,743)
---------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                          5,500,000  $   550  $        -  $  (1,743)   $     (1,193)
---------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -           -     (6,922)         (6,922)
---------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                          5,500,000  $   550  $           $  (8,665)   $     (8,115)
---------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -           -     (5,603)         (5,603)
---------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                          5,500,000  $   550  $        -  $ (14,268)   $    (13,718)
---------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.10 per share   2,500,000      250     249,750          -         250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -           -    (28,732)        (28,732)
---------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                          8,000,000  $   800  $  249,750  $ (43,000)   $    207,550
---------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -           -    (52,428)        (52,428)
---------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2007                          8,000,000  $   800  $  249,750  $ (95,428)   $    155,122
---------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -           -    (20,113)        (20,113)
---------------------------------------------------------------------------------------------------------

BALANCE, August 31, 2007                       8,000,000  $   800  $  249,750  $(115,541)   $    135,009
=========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------
                                               March 18, 2003
                                               (inception) to            Three months ended
                                               August 31, 2007   August 31, 2007    August 31, 2006
----------------------------------------------------------------------------------------------------
REVENUE                                        $            77   $             -
----------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                   $        24,495   $         5,507    $         4,696
  Incorporation                                          1,728                 -                  -
  Interest and bank charges                              2,583               223                172
  Legal                                                  8,871                 -                  -
Office expenses                                          2,669             1,191                  -
Consulting                                              40,800            10,200                  -
Transfer agent                                           5,126                75               (114)
Website maintenance                                      1,637                 -                  -

AMORTIZATION OF WEBSITE DEVELOPMENT COSTS               27,709             2,917              2,917
----------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                         115,618            20,113              7,671
----------------------------------------------------------------------------------------------------

(LOSS) FOR THE PERIOD                          $      (115,541)  $       (20,113)   $        (7,671)
====================================================================================================

(LOSS) PER SHARE
 - basic and diluted                                             $         (0.00)   $         (0.00)
====================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                                  8,000,000          8,000,000
====================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------------------
                                                                          Cumulative Amounts
                                                                              March 18, 2003
                                                                              (inception) to            Three months ended
                                                                             August 31, 2007    August 31, 2007    August 31, 2006
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $        (115,541)    $      (20,113)    $       (7,671)
Adjustment to reconcile (loss) to net cash used in operating activities:
  -  amortization of website development costs                                       27,709              2,917              2,917
Changes in assets and liabilities:
  -  (increase) prepaid expenses                                                     (2,422)            (2,192)                 -
  - increase (decrease) in accounts payable and accrued liabilities                   6,597              5,757             (1,779)
----------------------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                        (83,657)           (13,631)            (6,533)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Website development costs                                                         (35,000)                 -                  -
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds (repayment) of promissory note                                            14,000                  -                  -
  Proceeds from issuance of common stock                                            250,550                  -                  -
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                           264,550                  -                  -

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    145,893            (13,631)            (6,533)

CASH AND CASH EQUIVALENTS, beginning of period                                            -            159,524            237,286
----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                  $         145,893     $      145,893     $      230,753
==================================================================================================================================

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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2007 and May 31, 2007, there were no cash equivalents.

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

(c)     Advertising Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the periods ended August 31, 2007 and 2006.

(d)     Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

(e)     Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of August 31, 2007, the Company had $39,803 in a bank beyond insured limits (May 31, 2007: $66,362).

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

The Company did not grant any stock options during the periods ended August 31, 2007 and 2006.

(k)     Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods ended August 31, 2007 and 2006.

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

(m)     Website  Development  Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense is total of $2,917 for the period ended August 31, 2007 (August 31, 2007: $2,917).

(n)     New  Accounting  Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial statements.

3.     PROMISSORY NOTE AND RELATED PARTY TRANSACTIONS

One promissory note is payable to a director of the Company. The note, in the principal amount of $14,000 was issued on May 30, 2005 and bears interest at the rate of 3% per annum until its due date on May 31, 2007. Thereafter, the principal plus accrued interest under the note as of the due date, has accrued interest at the rate of 5% per annum. As at August 31, 2007, accrued interest payable of $1,015 was included in the accounts payable (May 31, 2007 - $840)


4.     COMMITMENTS

On August 24, 2006, the Company entered into a consulting agreement with a website developer to maintain and update the Company's website for a period of one year with a total consideration of $40,800 payable equally over 24 payments. As at August 31, 2007, the Company had made payment of $40,800.

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

     As of August 31, 2007, we had total assets of $155,606 comprised of $145,893 in cash, $2,421 in prepaid expenses and depreciated capitalized website development costs of $7,292. This is a decrease from $169,962 in total assets as of May 31, 2007, primarily attributable to technical consulting fees and website depreciation.

     As of August 31, 2007, our total liabilities increased to $20,597 from $14,840 as of May 31, 2007. This increase primarily resulted from unpaid audit fees.

     As of August 31, 2007, we had working capital of $127,717 compared with working capital of $144,914 as of May 31, 2007.

     We generated nominal revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

     We do not expect to purchase or sell any significant equipment during the next twelve months.

     On August 24, 2006, we engaged an independent contractor as our technical staff for one year at an annual salary of $40,800, payable semi-monthly, in advance. The contractor has been managing and updating our Internet portal, including aggregating information content and listings. Upon completion of Phase II of our internet portal, we plan to engage an entry level person to assist our technical staff.

     Upon completion of Phase II of our internet portal, we also intend to hire two sales staff. The sales staff will be responsible for marketing, customer relations, and the solicitation of database listings and portal subscriptions. We do not intend to provide any special benefit or incentive program to our employees.

     The development of Phase II is behind schedule due to a dispute with the independent web developer responsible for Phase I. The dispute was settled on October 4, 2007, at no additional cost to us. We expect to have Phase II developed before January 1, 2008.

RESULTS  OF  OPERATIONS

     We posted an operating loss of $20,113 for the period ending August 31, 2007, due primarily to professional fees and asset depreciation. This was an increase from the operating loss of $7,671 for the period ended August 31, 2006.


ITEM  3.     CONTROLS  AND  PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being August 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

     The following table sets out the calculation of the use of net proceeds from our public offering:

--------------------------------------------------------------------------------
                                                                     AMOUNT  ($)
--------------------------------------------------------------------------------
Gross  offering  proceeds  as  of  March  31,  2006                      250,000

Offering  expenses  (1)                                                    6,989
--------------------------------------------------------------------------------

Net  offering  proceeds                                                  243,011

Debt  repayment                                                            6,626
Portal  development  (2)                                                  36,637
Professional  fees  (3)                                                    8,523
Technical  staff                                                          40,800
Working  capital                                                           4,532
--------------------------------------------------------------------------------

Net  offering  proceeds  as  of  August  31,  2007                       145,893
================================================================================

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

                                  PORTALTOCHINA.COM, INC.




Date: October 8, 2007             /s/ Paul Fong
                                  Paul Fong
                                  President & Chief Financial Officer