Form 10QSB
period 2007-11-30
PORTALTOCHINA COM
filed 2008-01-14
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2007

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

As of November 30, 2007, the Issuer had 8,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


PORTALTOCHINA.COM, INC.
(A development stage company)

Balance Sheets
November 30, 2007
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------
                                                                              November 30, 2007   May 31, 2007
---------------------------------------------------------------------------------------------------------------
                                                                                                     (Audited)
ASSETS

CURRENT
  Cash and cash equivalents                                                   $          89,842   $   159,524
  Prepaid expenses                                                                        2,167           230
--------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                     92,009       159,754

WEBSITE DEVELOPMENT COSTS, net of accumulated
  amortization of $30,626 (2007 - $24,792)                                               39,375        10,208
--------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                  $         131,384   $   169,962
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                                    $           1,559   $       840
  Promissory note - related parties (Note 3)                                                  -        14,000
--------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                 1,559        14,840
--------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  8,000,000 common shares (May 31, 2007: 8,000,000)                800           800

ADDITIONAL PAID-IN CAPITAL                                                              249,750       249,750

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                                     (120,725)      (95,428)
--------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                              129,825       155,122
--------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $         131,384   $   169,962
==============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Stockholders' Equity
For the period from March 18, 2003 (inception) to November 30, 2007
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------
                                                                                         (Deficit)
                                                                                       accumulated           Total
                                                                                            during   stockholders'
                                                   Common stock         Additional     development          equity
                                                  Shares   Amount  paid-in capital           stage    (deficiency)
------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  March 18, 2003, $0.0001 per share            5,500,000  $   550  $            -    $           -   $        550

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -               -           (1,743)        (1,743)
------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                          5,500,000  $   550  $            -    $      (1,743)  $     (1,193)
------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -               -           (6,922)        (6,922)
------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                          5,500,000  $   550  $                 $      (8,665)  $     (8,115)
------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -               -           (5,603)        (5,603)
------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                          5,500,000  $   550  $            -    $     (14,268)  $    (13,718)
------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.10 per share   2,500,000      250         249,750                -        250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -               -          (28,732)       (28,732)
------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                          8,000,000  $   800  $      249,750    $     (43,000)  $    207,550
------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -               -          (52,428)       (52,428)
------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2007                          8,000,000  $   800  $      249,750    $     (95,428)  $    155,122
------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -               -          (25,297)       (25,297)

BALANCE, November 30, 2007                     8,000,000  $   800  $      249,750    $    (120,725)  $    129,825
==================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------
                                                 Cumulative
                                             March 18, 2003        Six months ended         Three months ended
                                             (inception) to           November 30               November 30
                                           November 30,2007        2007         2006         2007         2006
---------------------------------------------------------------------------------------------------------------
REVENUE                                    $            77   $        -   $        -   $        -   $        -
---------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                               $        25,661   $    6,673   $    5,745   $    1,166   $    1,049
  Incorporation                                      1,728            -            -            -            -
  Interest and bank charges                          2,762          403          277          180          105
  Legal                                              8,871            -            -            -            -
  Office expenses                                    3,108        1,629          173          438          173
  Consulting                                        40,800       10,200       10,200            -       10,200
  Transfer agent                                     5,228          177           (6)         102          107
  Website maintenance                                2,019          382            -          382            -

AMORTIZATION OF WEBSITE DEVELOPMENT COSTS           30,625        5,833        5,833        2,917        2,917
---------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                     120,802       25,297       22,222        5,185       14,551
---------------------------------------------------------------------------------------------------------------

(LOSS) FOR THE PERIOD                      $      (120,725)  $  (25,297)  $  (22,222)  $   (5,185)  $  (14,551)
===============================================================================================================

(LOSS) PER SHARE
 - basic and diluted                                     -   $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
===============================================================================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                    -    8,000,000    8,000,000    8,000,000    8,000,000
===============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------------------
                                                                          Cumulative Amounts
                                                                              March 18, 2003
                                                                              (inception) to             Six months ended
                                                                           November 30, 2007  November 30, 2007  November 30, 2006
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $        (120,725)  $        (25,297)  $        (22,222)
Adjustment to reconcile (loss) to net cash used in operating activities:
  -  amortization of website development costs                                       30,625              5,833              5,833
Changes in assets and liabilities:
  -  (increase) prepaid expenses                                                     (2,167)            (1,937)                 -
  - increase (decrease) in accounts payable and accrued liabilities                   1,559                719            (36,949)
----------------------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                        (90,708)           (20,682)           (53,338)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Website development costs                                                         (70,000)           (35,000)                 -
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds (repayment) of promissory note                                                 -            (14,000)                 -
  Proceeds from issuance of common stock                                            250,550                  -                  -
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                           250,550            (14,000)                 -
----------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     89,842            (69,682)           (53,338)

CASH AND CASH EQUIVALENTS, beginning of period                                            -            159,524            237,286
----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                  $          89,842   $         89,842   $        183,948
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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2007 and May 31, 2007, there were no cash equivalents.

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

(c)     Advertising Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the periods ended November 30, 2007 and 2006.

(d)     Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

(e)     Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of November 30, 2007, the Company had $Nil in a bank beyond insured limits (May 31, 2007: $66,362).

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

The Company did not grant any stock options during the periods ended November 30, 2007 and 2006.

(k)     Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods ended November 30, 2007 and 2006.

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

(m)     Website  Development  Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance
of websites.   During the period, the Company paid $35,000 Phase II website development cost. Amortization expense is total of $2,917 for the period ended November 30, 2007 (May 31, 2007: $24,792).

(n)     New  Accounting  Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial statements.

3.     PROMISSORY NOTE AND RELATED PARTY TRANSACTIONS

During the period, the Company repaid a promissory note and accrued interest thereon owing to a director of the Company. The note, in the principal amount of $14,000 was issued on May 30, 2005 and bore interest at the rate of 3% per annum until its due date on May 31, 2007. Thereafter, the principal plus accrued interest under the note as of the due date, accrued interest at the rate of 5% per annum. As at the date of payment, total accrued interest on the note was $1,195 was paid along with the repayment of principal amount during the period ended November 30, 2007.

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

     As of November 30, 2007, we had total assets of $131,384 comprised of $89,842 in cash, $2,167 in prepaid expenses and depreciated capitalized website development costs of $39,375. This is a decrease from $169,962 in total assets as of May 31, 2007, primarily attributable to professional fees, technical consulting fees and website depreciation.

     As of November 30, 2007, our total liabilities decreased to $1,559 from $14,840 as of May 31, 2007. This increase primarily resulted from the payment of a promissory note owing to a director.

     As of November 30, 2007, we had working capital of $90,450 compared with working capital of $144,914 as of May 31, 2007.

     We have generated nominal revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

     We do not expect to purchase or sell any significant equipment during the next twelve months.

     On August 24, 2006, we engaged an independent contractor as our technical staff for one year at an annual salary of $40,800, payable semi-monthly, in advance. The contractor has been managing and updating our Internet portal, including aggregating information content and listings. We have not renewed our contract with the independent contractor. We do not intend to pay for any additional technical or sales assistance until Phase II of our internet portal has been developed.

     The development of Phase II is behind schedule due to a dispute with the independent web developer responsible for Phase I. The dispute was settled on October 4, 2007, at no additional cost to us. During the period ended November 30, 2007, the Company had made $35,000 towards the Phase II website development. We expect to have Phase II developed before February 1, 2008.

RESULTS  OF  OPERATIONS

     We posted an operating loss of $5,185 for the period ending November 30, 2007, due primarily to professional fees, technical consulting fees and asset depreciation. This was a decrease from the operating loss of $14,551 for the period ended November 30, 2006.


ITEM  3.     CONTROLS  AND  PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being November 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

     The following table sets out the calculation of the use of net proceeds from our public offering:

----------------------------------------------------------
                                                AMOUNT ($)
----------------------------------------------------------

Gross offering proceeds as of March 31, 2006       250,000

Offering expenses (1)                                6,989
----------------------------------------------------------

Net offering proceeds                              243,011
----------------------------------------------------------

Debt repayment (2)                                  21,821
Portal development (3)                              71,637
Professional fees (4)                               14,030
Technical staff                                     40,800
Working capital                                      4,881
----------------------------------------------------------

Net offering proceeds as of November 30, 2007       89,842
==========================================================

(1) Offering expenses of $6,989 were significantly less than the forecasted amount of $20,000 due to offering expenses being financed by loans from our directors before effectiveness of our registration statement. Unallocated funds of $13,011 will be used to pay for professional fees.

(2) Debt repayment of $21,821exceeded our initial estimate of $6,436. This was entirely due to the repayment of a promissory note to a director which had matured and was earning interest at an increased rate. As a result, we intend to continue using existing equipment provided by our directors. We will not purchase any new equipment until such time as we have earned sufficient revenue to do so.

(3)  Portal development includes $1,637 for website maintenance.

(4) We have allocated a surplus of $8,523 from unused offering expenses to pay for unbudgeted professional fees.


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

                               PORTALTOCHINA.COM, INC.



Date: January 8, 2008          /s/ Caroline Rechia
                               Caroline Rechia
                               President & Chief Financial Officer