Form 10QSB
period 2008-02-29
PORTALTOCHINA COM
filed 2008-04-14
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2008

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

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).                         Yes [ X ] No [   ]

As of February 29, 2008, the Issuer had 8,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [   ] No [ X ]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


PORTALTOCHINA.COM, INC.
(A development stage company)

Balance Sheets
February 29, 2008
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------
                                                                                   February 29, 2008     May 31, 2007
                                                                                                             (Audited)
----------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash and cash equivalents                                                        $          87,327     $    159,524
  Prepaid expenses                                                                             1,110              230
----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                          88,437          159,754

WEBSITE DEVELOPMENT COSTS, net of accumulated
  amortization of $33,542 (2007 - $24,792)                                                    36,458           10,208
----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                       $         124,895     $    169,962
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                                         $             204     $        840
  Promissory note - related parties (Note 3)                                                       -           14,000
----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                        204           14,840

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:  100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  8,000,000 common shares (May 31, 2007: 8,000,000)                     800              800

ADDITIONAL PAID-IN CAPITAL                                                                   249,750          249,750

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                                          (125,859)         (95,428)
----------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                   124,691          155,122
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $         124,895     $    169,962
======================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Stockholders' Equity
For the period from March 18, 2003 (inception) to February 29, 2008
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------
                                                                                        (Deficit)
                                                                                      accumulated          Total
                                                                                           during  stockholders'
                                               Common stock               Additional  development         equity
                                                     Shares  Amount  paid-in capital        stage   (deficiency)
-----------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  March 18, 2003, $0.0001 per share               5,500,000  $  550  $             -  $        -   $         550

Comprehensive income (loss)
  Loss and comprehensive loss for the period              -       -                -      (1,743)         (1,743)
-----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                             5,500,000  $  550  $             -  $   (1,743)  $      (1,193)
-----------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period              -       -                -      (6,922)         (6,922)
-----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                             5,500,000  $  550  $             -  $   (8,665)  $      (8,115)
-----------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period              -       -                -      (5,603)         (5,603)
-----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                             5,500,000  $  550  $             -  $  (14,268)  $     (13,718)
-----------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.10 per share      2,500,000     250          249,750           -         250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the period              -       -                -     (28,732)        (28,732)
-----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                             8,000,000  $  800  $       249,750  $  (43,000)  $     207,550
-----------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period              -       -                -     (52,428)        (52,428)
-----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2007                             8,000,000  $  800  $       249,750  $  (95,428)  $     155,122
-----------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period              -       -                -     (30,431)        (30,431)
-----------------------------------------------------------------------------------------------------------------

BALANCE, February 29, 2008                        8,000,000  $  800  $       249,750   $(125,859)  $     124,691
=================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------------------
                                                Cumulative
                                             March 18, 2003        Nine months ended          Three months ended
                                             (inception) to   February 29   February 28   February 29   February 28
                                           February 29,2008          2008          2007          2008          2007
--------------------------------------------------------------------------------------------------------------------
REVENUE                                    $             77   $         -   $         -   $         -   $         -
--------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                               $         26,606   $     7,618   $     6,741   $       945   $       996
  Incorporation                                       1,728             -             -             -             -
  Interest and bank charges                           2,764           404           382             -           105
  Legal                                               8,871             -             -             -             -
Office expenses                                       4,225         2,747           291         1,119           118
Consulting                                           40,800        10,200        20,400             -        10,200
Transfer agent                                        5,381           330            (7)          153             -
Website maintenance                                   2,019           382             -             -             -

AMORTIZATION OF WEBSITE DEVELOPMENT COSTS            33,542         8,750         8,750         2,917         2,917
--------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                      125,936        30,431        36,557         5,134        14,336
--------------------------------------------------------------------------------------------------------------------

(LOSS) FOR THE PERIOD                      $       (125,859)  $   (30,431)  $   (36,557)   $   (5,134)    $ (14,336)
====================================================================================================================

(LOSS) PER SHARE
 - basic and diluted                                          $     (0.00)  $     (0.00)   $    (0.00)    $   (0.00)
====================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                           8,000,000     8,000,000     8,000,000     8,000,000
====================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Cumulative Amounts
                                                                              March 18, 2003
                                                                              (inception) to
                                                                           February 29, 2008             Nine months ended
                                                                                               February 29, 2008   February 28, 2007
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $         (125,859)  $         (30,431)  $        (36,557)
Adjustment to reconcile (loss) to net cash used in operating activities:
  -  amortization of website development costs                                        33,542               8,750              8,750
Changes in assets and liabilities:
  -  (increase) prepaid expenses                                                      (1,110)               (880)                 -
  - increase (decrease) in accounts payable and accrued liabilities                      204                (636)              (880)
------------------------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                         (93,223)            (23,197)           (28,687)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Website development costs                                                          (70,000)            (35,000)           (35,000)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds (repayment) of promissory note                                                  -             (14,000)                 -
  Proceeds from issuance of common stock                                             250,550                   -                  -
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided (used in) by financing activities                                  250,550             (14,000)                 -
------------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      87,327             (72,197)           (63,687)

CASH AND CASH EQUIVALENTS, beginning of period                                             -             159,524            237,286
------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                  $           87,327   $          87,327   $        173,599
====================================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
INTEREST PAID IN CASH                                                     $            1,195   $           1,195   $              -
TAXES PAID IN CASH                                                        $                -   $               -   $              -
------------------------------------------------------------------------------------------------------------------------------------

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

2.  SIGNIFICANT  ACCOUNTING  POLICIES

(a)  Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at February 29, 2008 and May 31, 2007, there were no cash equivalents.

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

(c)     Advertising Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the periods ended February 29, 2008 and February 28, 2007.

(d)  Loss  Per  Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

(e)  Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of February 29, 2008, the Company had $Nil in a bank beyond insured limits (May 31, 2007: $66,362).

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

The Company did not grant any stock options during the period ended February 29, 2008.

(k)  Comprehensive  Income

The  Company  adopted  Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods ended February 29, 2008 and February 28, 2007.

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

(m)     Website  Development  Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. During the period, the Company paid $35,000 Phase II website development cost. Installation of the Phase II development was completed on February 29, 2008. Amortization expense is total of $2,917 for the three months ended February 29, 2008 (three months ended February 28, 2007: $2,917).

(n)     New  Accounting  Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial statements.

3.     PROMISSORY NOTE AND RELATED PARTY TRANSACTIONS

During the period, the Company repaid a promissory note and accrued interest thereon owing to a director of the Company. The note, in the principal amount of $14,000 was issued on May 30, 2005 and bore interest at the rate of 3% per annum until its due date on May 31, 2007. Thereafter, the principal plus accrued interest under the note as of the due date, accrued interest at the rate of 5% per annum. As at the date of payment, total accrued interest on the note was $1,195 was paid along with the repayment of principal amount during the period ended February 29, 2008.

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

     As of February 29, 2008, we had total assets of $124,895 comprised of $87,327 in cash, $1,110 in prepaid expenses and depreciated capitalized website development costs of $36,458. This is a decrease from $169,962 in total assets as of May 31, 2007, primarily attributable to website development and depreciation, professional fees and technical consulting fees.

     As of February 29, 2008, our total liabilities decreased to $204 from $14,840 as of May 31, 2007. This increase primarily resulted from the payment of a promissory note owing to a director.

     As of February 29, 2008, we had working capital of $88,233 compared with working capital of $144,914 as of May 31, 2007.

     The development of Phase II of our website was completed on February 29, 2008, and our website has been fully functional since then. We have suspended
Phase III of the development of our website due to higher-than-anticipated translation costs. We intend to complete Phase III from available revenue.

     We are presently assessing market response to our website, particularly to the B2B Exchange, our business-to-business platform. We have earned no revenue since the completion of Phase II, and only nominal revenue since inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

     We do not expect to purchase or sell any significant equipment during the next twelve months.

     On August 24, 2006, we engaged an independent contractor as our technical staff for one year at an annual salary of $40,800, payable semi-monthly, in advance. The contractor managed and updated our Internet portal, including aggregating information content and listings. We have not renewed our contract with the independent contractor.

     We are presently assessing market response to our website, and do not intend to pay for any additional technical or sales assistance until we have determined that such expenditures are warranted. In the meantime, all operations will be conducted by our management.

RESULTS  OF  OPERATIONS

     We posted an operating loss of $30,431 for the period ending February 29, 2008, due primarily to professional fees, office expenses, technical consulting fees and asset depreciation. This was a decrease from the operating loss of $36,557 for the period ended February 28, 2007.

ITEM  3.     CONTROLS  AND  PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being February 29, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

     The following table sets out the calculation of the use of net proceeds from our public offering:
----------------------------------------------------------
                                                AMOUNT ($)
----------------------------------------------------------

Gross offering proceeds as of March 31, 2006       250,000

Offering expenses (1)                                6,989
----------------------------------------------------------

Net offering proceeds                              243,011

    Debt repayment (2)                              21,821
    Portal development (3)                          72,019
    Professional fees (4)                           16,141
    Technical staff                                 40,800
    Working capital                                  4,903
----------------------------------------------------------

Net offering proceeds as of February 29, 2008       87,327
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

(3)  Portal development includes $2,019 for website maintenance.

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


                                             PORTALTOCHINA.COM, INC.



Date: April 3, 2008                          /s/ Caroline Rechia
                                             Caroline Rechia
                                             President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Principal Accounting Officer