Form 10KSB
period 2008-05-31
PORTALTOCHINA COM
filed 2008-08-29
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2008

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

The Issuer had no revenue for the fiscal year ended May 31, 2008.

As of May 31, 2008, the Issuer had 8,000,000 shares of Common Stock outstanding.

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

(1) WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY, SO IT WILL BE DIFFICULT FOR POTENTIAL INVESTORS TO JUDGE OUR PROSPECTS FOR SUCCESS.

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

(2) IN THEIR REPORT TO OUR FINANCIAL STATEMENTS, OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE OPERATIONS AS A "GOING CONCERN". INVESTORS MAY LOSE ALL OF THEIR INVESTMENT IF WE ARE UNABLE TO CONTINUE OPERATIONS.

Since inception, we have suffered recurring losses and net cash outflows from operations. We expect to continue to incur substantial losses in the future. Since inception, we have funded operations through common stock issuances and related party loans in order to meet our strategic objectives. We have not established any other source of equity or debt financing. There can be no assurance that we will be able to obtain sufficient funds to continue our operations. As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern. If we cannot continue as a going concern, then investors may lose all of their investment.

(3) IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, WE MAY BE REQUIRED TO SUBSTANTIALLY REVISE OUR BUSINESS PLAN OR CEASE OPERATIONS.

Our Internet portal is our sole source of revenue. Our revenue is limited to advertising fees. Since inception, we have earned nominal revenue from our portal. We have not yet established any relationships with advertisers. We are working on establishing advertising relationships, but we can give no assurance that our Internet portal will ever generate meaningful revenue from advertising or otherwise. In the meantime, we expect to suffer recurring losses and net cash outflows from operations. If we do not earn sufficient revenue from our portal to pay for operations, we may be required to substantially revise our portal and services or enter into commercial relationships with established businesses as resellers of their services. We do not have any plans to make any such revisions or establish such relationships for the next 12 months of operations. If we are unable to earn sufficient revenue from our Internet portal to pay for operations despite such revisions and relationships then we may cease operations and investors may lose all or substantially all of their investment.

(4) SINCE WE HAVE NOT DETERMINED IF THERE IS A POTENTIAL MARKET FOR OUR SERVICES OR WHETHER SUCH A MARKET WILL BE SUSTAINABLE, SUCH A MARKET MAY NOT EXIST AND OUR BUSINESS PLAN MAY FAIL, RESULTING IN THE LOSS OF YOUR ENTIRE INVESTMENT.

We have not conducted any market studies to confirm the commercial demand for our internet portal. Therefore we have not determined whether a potential market exists for our services or whether such a market would be sustainable given the potential cost of our services. We do not intend to conduct such basic marketing studies prior to beginning operations. If our internet portal fails to attract a sufficient number of users or subscribers, then we may be unable to earn sufficient revenue to achieve profitability and investors may lose all or substantially all of their investment

(5)     IF  WE  RAISE  ADDITIONAL  CAPITAL  THE  VALUE  OF  YOUR  INVESTMENT MAY
DECREASE.

If we need to raise additional capital to implement or continue operations, we will likely issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and investors may lose all or substantially all of their investment.

(5) WE FACE INTENSE COMPETITION; INVESTORS MAY LOSE ALL OF THEIR INVESTMENT IF WE ARE UNABLE TO SUCCESSFULLY COMPETE.

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

(6) IF THE INTERNET DOES NOT GROW AND CONTINUE AS A COMMERCIALLY VIABLE MEDIUM, THEN OUR BUSINESS MAY FAIL AND INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT.

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

(7) THE COST OF ADAPTING TO TECHNOLOGICAL CHANGE AND DEVELOPING NEW PRODUCTS COULD PREVENT US FROM BEING PROFITABLE AND RESULT IN THE LOSS OF YOUR INVESTMENT.

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

(8) ANY IMPOSITION OF LIABILITY AGAINST US FOR INFORMATION RETRIEVED FROM THE INTERNET COULD RESULT IN SUBSTANTIAL LOSSES AND SUBSTANTIALLY HARM OUR BUSINESS, RESULTING IN THE LOSS OF YOUR INVESTMENT.

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

(9) WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION THAT COULD IMPAIR OUR ABILITY TO CONDUCT OUR BUSINESS AND MAY RESULT IN THE LOSS OF YOUR INVESTMENT.

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

(10) OUR SOLE OFFICER AND DIRECTOR MAY NOT DEVOTE SUFFICIENT TIME TO OUR AFFAIRS, WHICH MAY AFFECT OUR ABILITY TO CONDUCT MARKETING ACTIVITIES AND GENERATE REVENUES.

The person serving as our sole officer and director haas existing responsibilities and may have additional responsibilities to provide management and services to other entities. As a result, conflicts of interest between us and the other activities of those entities may occur from time to time, in that our sole officer and director shall have conflicts of interest in allocating time, services, and functions between the other business ventures in which she may be or become involved and our affairs. Ms. Rechia devotes 25 hours per week to our business.

(11) WE ARE DEPENDENT ON KEY PERSONNEL; IF WE DO NOT ATTRACT AND RETAIN QUALIFIED MANAGEMENT AND EMPLOYEES WE WILL LIKELY NOT EARN SIGNIFICANT REVENUE.

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

(12) OUR SOLE OFFICER AND DIRECTOR IS NOT LOCATED IN THE UNITED STATES; IF INVESTORS WISH TO EFFECT LEGAL SERVICE AGAINST OUR SOLE OFFICER OR DIRECTOR THEY WILL HAVE DIFFICULTY DOING SO, AND THIS MAY MAKE IT DIFFICULT FOR INVESTORS TO STRICTLY ENFORCE THEIR LEGAL RIGHTS.

We are incorporated in the State of Nevada and have an agent for service in Carson City, Nevada. Our agent for service will accept on our behalf, the service of any legal process and any demand or notice authorized by law to be served upon a corporation. Our agent for service will not, however, accept service on behalf of any of our officers or directors. Our sole director and officer is a resident of Canada and does not have an agent for service in the United States. Therefore, it may be difficult for a resident of a country other than Canada to serve Ms. Rechia with legal process or a demand or notice.

GENERAL

We are a development stage operator of an Internet portal located on the World Wide Web at www.portaltochina.com. We were incorporated on March 18, 2003 under the laws of the State of Nevada. Since inception, our operations have been primarily limited to developing our business plan, building our portal, and marketing. Our principal office is located at 18/F Shanghai Oriental Centre, 699 Nanjing West Road, 200041 Shanghai, telephone: 86 21 614 13717, facsimile: 86 21 521 10177.

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

INTERNET PORTAL

There are two working levels to our Internet portal. The first level allows free public access to general and business-related information about China. The second level, our B2B Exchange, is available only on a paid monthly subscription basis. Our Internet portal has been our sole source of revenue, in the form of advertising fees and fees charged for access to and use of the B2B Exchange. To date, we have not earned any meaningful revenue from our website. We are presently re-evaluating our business model with a view to developing alternative sources of revenue.

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

Our B2B Exchange has been completed and operating since February 29, 2008. The B2B Exchange provides subscription-based information and services for a monthly fee of $10. Each subscriber has access to the following:

Insider's Guide - Expanding on the tips for doing business in China available in our publicly accessible information, our Insider's Guide will be designed as an "insider's perspective" on doing business in China. It contains practical insights such as common stumbling blocks and how to avoid them, reports and advice from experienced sources. Editorials and guest expert columns will focus on overcoming cultural and regulatory barriers, both systemic and practical. Comments and suggestions from other subscribers will also be featured.

Marketplace - The Marketplace is an online trading platform that facilitates B2B transactions with Chinese businesses. Our Marketplace is be a fully automated, searchable, topically arranged and easy-to-use online service that is available 24-hours a day, seven days a week, enabling sellers to list items for sale in a fixed price format, buyers to purchase items of interest, and all portal users to browse through selected items from any place in the world at any time.

We have had difficulty finding a suitable third party payments platform that will handle all financial transactions. Chinese residents are not able to utilize Paypal, our current payment platform. If we are unable to find an alternative payment platform, our Marketplace will not be successful. We are presently re-evaluating the effectiveness and potential of our B2B Platform.

Business Database. Our Internet portal features a database of businesses, both Chinese and non-Chinese, that are interested in B2B commerce. Businesses are able to submit product and enterprise information directly to our staff by e-mail or by fax, free of charge. The database is organized by products and services, either being sought or offered for sale. Each entry contains a brief overview of the business and its products or services, plus its name, address, telephone and fax numbers, e-mail address, and website. The database is intended to enable Chinese businesses to promote themselves and access the global B2B market, while giving non-Chinese businesses leads and contacts for reaching the Chinese market. But inasmuch as the database is linked to the Marketplace, we have been unsuccessful in generating submissions.

Blog. The B2B Exchange features a web log that allows users to discuss a variety of topics related to Chinese business issues. Users must register by supplying a valid email address to take advantage of this feature.

ADVERTISING

We offer banner and button advertisements, and sponsorships or co-branded advertising to businesses that want to integrate their advertisements or products with selected content on our portal. We also offer custom-designed promotional arrangements that link advertising to businesses offering products or services through our Marketplace.

Advertisers may place their advertisements on our portal for a fee based on the number of click through impressions. Our list price for advertising ranges from $10 to $20 for each 1,000 impressions generated. Advertisement rates are often negotiated on a case-by-case basis and depend upon a variety of factors, including the duration of the advertising contract, the number of impressions purchased, whether the advertisements are targeted to a particular audience or are displayed in rotation with other ads on particular websites.

We have been unable to earn any meaningful revenue from advertising. We are presently re-assessing our business plan and revenue model, including advertising services and pricing.

MARKETING

Our marketing efforts have not been successful. We are presently re-evaluating our business model and our marketing plan with a view to expanding our services and market. Until we have completed our evaluation, we will not be engaging in any marketing activities.

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

We may pursue the registration of our trade name in the United States and internationally in China and other Asian countries. We may not, however, be able to secure adequate protection for our trade name in the United States or other countries. Effective trade name protection may not be available in all the countries in which we conduct business. Policing unauthorized use of trade names is also difficult and expensive. In addition, it is possible that competitors will adopt product or service names similar to our own, thereby impeding our ability to build brand identity and possibly leading to customer confusion.

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

We may license technology from third parties, including web-server and encryption technology. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, it is possible that licensed technologies may not be successfully integrated into our services. The inability to obtain any of these licenses could delay product and service development until alternative technologies can be identified, licensed and integrated.

EMPLOYEES

We do not presently have any employees. We do not intend to hire any employees until we have re-evaluated our business plan and prospects. In the meantime, we will utilize independent contractors as needed and as our resources permit.

ITEM  2.     DESCRIPTION  OF  PROPERTY

We  are  presently  renting  200 square feet of office space in Shanghai, China.


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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

Our stock is presently traded on the NASD over-the-counter bulletin board, under the trading symbol "PCHN". As of August 25, 2008, there were 63 owners of record of our common stock.

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

The following table sets out the calculation of the use of net proceeds from our public offering:

---------------------------------------------------------
                                               AMOUNT ($)
---------------------------------------------------------

Gross offering proceeds as of March 31, 2006      250,000
---------------------------------------------------------

Offering expenses (1)                               6,989
---------------------------------------------------------

Net offering proceeds                             243,011
---------------------------------------------------------

Debt repayment                                     21,821
Portal development (2)                             72,019
Professional fees (3)                              17,086
Technical staff                                    40,800
Working capital                                     5,923
---------------------------------------------------------

Net offering proceeds as of May 31, 2008           85,362
=========================================================

(1) Offering expenses of $6,989 were significantly less than the forecasted amount of $20,000 due to offering expenses being financed by loans from our directors before effectiveness of our registration statement. Unallocated funds of $13,011 were used to pay for professional fees and office expenses.

(2)  Portal  development  includes  $2,019  for  website  maintenance.

(3) We have allocated a surplus of $8,523 from unused offering expenses to pay for unbudgeted professional fees.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES.

We were incorporated for the purpose of developing and operating an Internet portal located on the World Wide Web at www.portaltochina.com. Our capital has been obtained via issuance of common stock and shareholder loans. We are presently re-evaluating our business model and prospects in light of our inability to earn any meaningful revenue since inception and with a view to developing revenue producing services.

On November 1, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-111652) effective. Our offering commenced on November 1, 2005, and terminated on March 31, 2006. We sold 2,500,000 shares through the offering at a price of $0.10 per share, for gross proceeds of $250,000.

As of May 31, 2008, we had total assets of $85,944, comprised of $85,362 in cash and prepaid expenses of $582. This is a decrease from $169,962 in total assets as of May 31, 2007. The decrease was attributable to write off of website development costs, less professional fees and administrative expenses.

As of May 31, 2008, our total liabilities decreased to $50 from $14,840 as of May 31, 2007. This decrease resulted from the repayment of a promissory note for $14,000 and the payment of trade debt.

As of May 31, 2008, we had working capital of $85,894 compared with a working capital of 144,914 as of May 31, 2007.

We have not generated revenue since the date of inception. We presently have sufficient working capital to satisfy our cash requirements for the next 12 months of operations.

We do not expect to purchase or sell any significant equipment during the next twelve months.

We will not hire any employees until we have re-evaluated our business plan and prospects, if at all. Therefore, we do not know if we will hire any employees over the next twelve months of operations.

RESULTS  OF  OPERATIONS

We posted an operating loss of $69,228 for the fiscal year ending May 31, 2008, due primarily to operating costs, asset depreciation and write off and office expenses. This was an increase from the operating loss of $52,428 for the previous fiscal year.

ITEM 7.     FINANCIAL STATEMENTS

PORTALTOCHINA.COM, INC.
(A development stage company)

Financial Statements
(EXPRESSED IN U.S. DOLLARS)

May 31, 2008 and 2007



INDEX
-----

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders' Equity
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

CHANG LEE LLP
CHARTERED ACCOUNTANTS *
-----------------------
                                                         505 - 815 Hornby Street
                                                         Vancouver, B.C, V6Z 2E6
                                                              Tel:  604-687-3776
                                                               Fax: 604-688-3373
                                                    E-mail: info@changleellp.com



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF

PORTALTOCHINA.COM,  INC.
(A  development  stage  company)

We have audited the balance sheets of Portaltochina.com, Inc. ("the Company") (a development stage company) as at May 31, 2008 and 2007 and the related statements of stockholders' equity, operations and cash flows for the years then ended and for the period cumulative from inception March 18, 2003 (inception) to May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at May 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for the period cumulative from inception on March 18, 2003 to May 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

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




VANCOUVER, CANADA                         CHANG LEE LLP
August  19,  2008                         Chartered  Accountants


PORTALTOCHINA.COM, INC.
(A development stage company)

Balance Sheets
May 31, 2008 and 2007
(EXPRESSED IN U.S. DOLLARS)

-----------------------------------------------------------------------------------------------------
                                                                        May 31, 2008    May 31, 2007
-----------------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash and cash equivalents                                             $     85,362    $    159,524
  Prepaid expenses                                                               582             230
-----------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                          85,944         159,754

WEBSITE DEVELOPMENT COSTS                                                          -          10,208
-----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $      85,944    $    169,962
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                             $          50    $        840
  Promissory note - related parties (Note 3)                                       -          14,000
-----------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                         50          14,840

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  8,000,000 common shares (2007: 8,000,000)             800             800

ADDITIONAL PAID-IN CAPITAL                                                   249,750         249,750

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                          (164,656)        (95,428)
-----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                    85,894         155,122
-----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $      85,944    $    169,962
=====================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Stockholders' Equity
For the period from March 18, 2003 (inception) to May 31, 2008
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                                                                     (Deficit)
                                                                                   accumulated          Total
                                                                                        during  stockholders'
                                                   Common stock        Additional  development         equity
                                                  Shares  Amount  paid-in capital        stage   (deficiency)
-------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 18, 2003, $0.0001 per share            5,500,000  $ 550   $            -   $        -   $        550

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -      -                -       (1,743)        (1,743)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                          5,500,000  $ 550   $            -   $   (1,743)  $     (1,193)
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -       (6,922)        (6,922)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                          5,500,000  $ 550   $            -   $   (8,665)  $     (8,115)
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -       (5,603)        (5,603)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                          5,500,000  $ 550   $            -   $  (14,268)  $    (13,718)
-------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.10 per share   2,500,000    250          249,750            -        250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -      (28,732)       (28,732)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                          8,000,000  $ 800   $      249,750    $ (43,000)  $    207,550
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -      (52,428)       (52,428)

BALANCE, May 31, 2007                          8,000,000  $ 800   $      249,750    $ (95,428)  $    155,122
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -      (69,228)       (69,228)

BALANCE, May 31, 2008                          8,000,000  $ 800   $      249,750    $(164,656)  $     85,894
=============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------
                                                             Cumulative
                                                         March 18, 2003
                                                         (inception) to    Year Ended    Year Ended
                                                           May 31, 2008  May 31, 2008  May 31, 2007
---------------------------------------------------------------------------------------------------

REVENUE                                                  $          77   $         -   $         -

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                             $      27,551   $     8,563   $     7,653
  Incorporation                                                  1,728             -             -
  Interest and bank charges                                      2,763           403           487
  Legal                                                          8,871             -             -
  Office expenses                                                5,400         3,922           391
  Consulting                                                    40,800        10,200        30,600
  Transfer agent                                                 5,601           550            (7)
  Website maintenance                                            2,019           382         1,637
WRITE OFF OF WEBSITE DEVELOPMENT COSTS                          32,083        32,083             -
AMORTIZATION OF WEBSITE DEVELOPMENT COSTS                       37,917        13,125        11,667
---------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                 164,733        69,228        52,428
---------------------------------------------------------------------------------------------------

(LOSS) FOR THE PERIOD                                    $    (164,656)  $   (69,228)  $   (52,428)
===================================================================================================

(LOSS) PER SHARE
 - basic and diluted                                                     $     (0.01)  $     (0.01)
===================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                                      8,000,000     8,000,000
===================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------
                                                                          Cumulative Amounts
                                                                              March 18, 2003
                                                                              (inception) to    Year Ended    Year Ended
                                                                                May 31, 2008  May 31, 2008  May 31, 2007
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $        (164,656)  $   (69,228)  $   (52,428)
Adjustment to reconcile (loss) to net cash used in operating activities:
  -  amortization of website development costs                                       37,917        13,125        11,667
  -  write off of website development costs                                          32,083        32,083             -
Changes in assets and liabilities:
  -  (increase) prepaid expenses                                                       (582)         (352)         (230)
  - increase (decrease) in accounts payable and accrued liabilities                      50          (790)      (36,771)
------------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                        (95,188)      (25,162)      (77,762)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Website development costs                                                         (70,000)      (35,000)            -
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Repayment of promissory note                                                            -       (14,000)            -
  Proceeds from issuance of common stock                                            250,550             -             -
------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                           250,550       (14,000)            -
------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     85,362       (74,162)      (77,762)
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, beginning of period                                            -       159,524       237,286
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                  $          85,362   $    85,362   $   159,524
========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest paid                                                           $           1,821   $     1,195   $         -
  Income taxes paid                                                       $               -   $         -   $         -
========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

1.     INCORPORATION  AND  CONTINUANCE  OF  OPERATIONS

The Company was formed on March 18, 2003 under the laws of the State of Nevada. The Company is in the business of operating an internet portal featuring Chinese business. The Company is considered a development stage company as defined in SFAS No. 7.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred operating losses and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required. Further, the Company has experienced difficulty in launching its business through its B2B Platform due to the foreign currency administration policies in China and the Company was unable to earn any meaningful revenue from advertising. Therefore, the Company is currently re-assessing its business plan and revenue model.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

The Company has generated nominal operating revenues to date.

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2008 and 2007, there were no cash equivalents.

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

(c)     Advertising Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the years ended May 31, 2008 and 2007.

(d)     Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

(e)     Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of May 31, 2008, the Company had $Nil in a bank beyond insured limits (2007: $66,362).

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

The Company did not grant any stock options during the years ended May 31, 2008 and 2007.

(k)     Comprehensive Income

The  Company  adopted  Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the years ended May 31, 2008 and 2007.

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

(m)     Website  Development  Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense is total of $13,125 for the year ended May 31, 2008 (2007: $11,667).

During the fiscal year 2008, the Company was unable to launch its business in China with the foreign currency administration policies in China. Therefore, the future realization of the website development costs is in question and the Company wrote off its website development costs of $32,083.

(n)     New  Accounting  Pronouncements

In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51". SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(revised 2007), "Business Combinations". SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

3.     PROMISSORY NOTE AND RELATED PARTY TRANSACTIONS

During the year ended May 31, 2008, the Company repaid a promissory note and accrued interest thereon owing to a director of the Company. The note, in the principal amount of $14,000 was issued on May 30, 2005 and bore interest at the rate of 3% per annum until its due date on May 31, 2007. Thereafter, the principal plus accrued interest under the note as of the due date, accrued interest at the rate of 5% per annum. As at the date of payment, total accrued interest of $1,195 was paid along with the principal amount.

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

4.     INCOME TAXES

As at May 31, 2008, the Company has estimated net operating losses carryforward for tax purposes of $165,000 (2007: $105,600). This amount may be applied against future federal taxable income and expired 2023 through 2028. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary difference that give rise to the Company's deferred tax asset (liability) are as follows:

--------------------------------------------------------------------------------
                                                             2008          2007
--------------------------------------------------------------------------------
Tax loss carry forwards                                 $  57,600     $  33,400
Valuation allowance                                       (57,600)      (33,400)
--------------------------------------------------------------------------------
                                                        $       -     $       -
================================================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no other changes in or disagreements with our independent accountants since our inception as required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A.     CONTROLS AND PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of May 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2008, the Company's disclosure controls and procedures were not effective:

1. The Company presently has only one officer, who is also the sole director, and no employees. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no one to review control documentation and no control documentation is being produced.

CHANGES  IN  DISCLOSURE  CONTROLS  AND  PROCEDURES

Except as described below, there were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures.

We will implemented the following measures to address the identified material weaknesses in our disclosure controls and procedures:

1. We will appoint accounting personnel who are able to implement applicable accounting requirements, policies and procedures applicable to our reporting obligations.

We will not be implementing any further changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

LIMITATIONS  ON  THE  EFFECTIVENESS  OF  CONTROLS

Our management, including our CEO and CFO (who are one and the same person), does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

MANAGEMENT'S  REPORT  ON  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based solely on the material weaknesses described below, our management has concluded that, as of May 31, 2008, the Company's internal control over financial reporting was not effective. Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of May 31, 2008:

1. We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is our management's view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

2. Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared. Notwithstanding, the controls and policies we employ are not sufficiently documented.

3. We did not maintain proper segregation of duties for the preparation of our financial statements - As of May 31, 2008 the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

a. Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b. Lack of control over preparation of financial statements, and proper application of accounting policies.

4. We lack sufficient information technology controls and procedures - As of May 31, 2008, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

We have also established and evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation. Nor have there have been any changes in our internal control over financial reporting during the last fiscal quarter. Except as set out below, we do not intend to implement any changes to our internal control over financial reporting until there is a significant change in our level of operations and capital resources:

1. We will engage additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

2. We will engage in a thorough review and restatement of our information technology control procedures, in addition to procurement of all hardware and software that will enable us to maintain proper backups, access, control etc.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We are not required to provide an attestation report by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.


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

--------------------------------------------------------------------------------
                                                               PERIOD SERVED AS
NAME                POSITION                  AGE              DIRECTOR/OFFICER
--------------------------------------------------------------------------------
Caroline Rechia     President, Treasurer,      38            03/30/03 to present
                    Secretary, Director
--------------------------------------------------------------------------------

CAROLINE RECHIA

Ms. Rechia serves as our President and Secretary. Since 2005, Ms. Rechia has been an independent web-designer. From 2001 to 2005, Ms. Rechia was employed as a systems analyst by Chalk Media Corp., a privately held company based in Canada, that creates custom learning and marketing campaigns for corporations through rich media content, strategic design and targeted delivery. From 2000 to 2001, Ms. Rechia provided usability testing services to THINQ Learning Solutions, Inc., a privately held company headquartered in Baltimore, with operations in the United States, Canada and the U.K. that provides enterprise learning management tools to corporations and government agencies. From 1997 to 2000, Ms. Rechia was employed as a communications specialist for Canadian Tire Corporation, Ltd. Ms. Rechia received a Bachelor of Arts from the University of Toronto in 1994. She presently devotes approximately 25 hours a week to our business.

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

SUMMARY  COMPENSATION  TABLE

----------------------------------------------------------------------------------------------------
                         ANNUAL COMPENSATION                     LONG TERM COMPENSATION

                                                             AWARDS                  PAYOUTS

NAME AND                                             RESTRICTED                                  ALL
PRINCIPAL                              OTHER ANNUAL       STOCK                   LTIP         OTHER
POSITION (1)      YEAR  SALARY  BONUS  COMPENSATION      AWARDS  OPTIONS/SARS  PAYOUTS  COMPENSATION
----------------------------------------------------------------------------------------------------

Paul Fong         2006     nil    nil           nil         nil           nil      nil           nil
                  2007     nil    nil           nil         nil           nil      nil           nil
----------------------------------------------------------------------------------------------------

Caroline Rechia   2008     nil    nil           nil         nil           nil      nil           nil
----------------------------------------------------------------------------------------------------


(1)     No executive officer received greater than $100,000 in salary during the fiscal period ending May
31, 2005, or the subsequent fiscal years ending May 31, 2007 and 2008. Furthermore, no executive officer received perquisites and other personal benefits, which, in the aggregate, exceeded the lesser of either
$50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of May 31, 2008 the following table sets forth information known by our management regarding beneficial ownership of our common stock by each person known by us to own, directly or beneficially, more than 5% of our common stock; each of our executive officers and directors; and, all of our officers and directors as a group.

Except as otherwise indicated, our management believes that the beneficial owners of the common stock listed below, based on information furnished by the owners, own the shares directly and have sole investment and voting power over the shares.

----------------------------------------------------------------------
NAME                                            NUMBER OF SHARES     %
----------------------------------------------------------------------

Caroline Rechia                                        2,000,000   31%
----------------------------------------------------------------------

Directors and officers as a group (one person)         2,000,000   31%
----------------------------------------------------------------------

Gisela Mills                                           3,500,000   38%
----------------------------------------------------------------------

Total other 5% owners (one person)                     3,500,000   38%
----------------------------------------------------------------------

Total issued and outstanding                           5,500,000  100%
======================================================================

The address for all officers, directors and principal shareholders is 18/F Shanghai Oriental Centre, 699 Nanjing West Road, 200041 Shanghai.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have issued common stock to the following officers, directors, promoters and beneficial owners of more than 5% of our outstanding securities.

--------------------------------------------------------------------------------
NAME             POSITION WITH COMPANY  SHARES     CONSIDERATION  DATE
--------------------------------------------------------------------------------

Caroline Rechia  President, Treasurer,  2,500,000  $         250  March 10, 2003
                 Secretary
--------------------------------------------------------------------------------

Gisela Mills     5% owner               3,000,000  $         300  March 10, 2003
--------------------------------------------------------------------------------

ITEM 13.     EXHIBITS

EXHIBIT  TITLE

3.1 Articles of Incorporation, PortaltoChina.com, Inc., incorporated by reference from the Form 10-KSB filed August 22, 2006

3.2 Amended and Restated Bylaws, PortaltoChina.com, Inc., incorporated by reference from the Form 10-KSB filed August 22, 2006

4.1 Form of Stock certificate, PortaltoChina.com, Inc., incorporated by reference from the Form 10-KSB filed August 22, 2006

14.1 Code of Ethics for Senior Financial Officers, PortaltoChina.com, Inc., incorporated by reference from the Form 10-KSB filed August 22, 2006

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17CFR 240.13a-14(a) or
         17CFR 240.15d-14(a)

32.1     Certifications pursuant to 18 U.S.C. Section 1350

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES

The aggregate fees billed by Chang Lee LLP (formerly Vellmer & Chang) for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10KSB for the fiscal year ended May 31, 2007 was $5,506.70.

The aggregate fees billed by Chang Lee LLP (formerly Vellmer & Chang) for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended May 31, 2008 will be approximately $5,500.

AUDIT  RELATED  FEES

For the fiscal years ended May 31, 2008 and 2007, the aggregate fees billed for assurance and related services by Chang Lee LLP (formerly Vellmer & Chang) relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $3,056 and $3,867 respectively.

TAX  FEES

For the fiscal years ended May 31, 2008 and 2007, the aggregate fees billed for tax compliance, by Chang Lee LLP (formerly Vellmer & Chang) were nil.

ALL  OTHER  FEES

For the fiscal years ended May 31, 2008 and 2007, the aggregate fees billed by Chang Lee LLP (formerly Vellmer & Chang) for other non-audit professional services, other than those services listed above, totaled nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Chang Lee LLP (formerly Vellmer & Chang) is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

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

                                             PORTALTOCHINA.COM, INC.



Date:  August 29, 2008                       By:/s/ Caroline Rechia
                                             Caroline Rechia
                                             Chief Executive Officer, President,
                                             Chief Financial Officer and
                                             Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE              TITLE                                   DATE

/s/ Caroline Rechia    Chief Executive Officer, President,     August 29, 2008
Caroline Rechia        Chief Financial Officer,
                       Principal Accounting Officer
                       & a director