Form 10-Q
period 2008-08-31
PORTALTOCHINA COM
filed 2008-10-15
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large  accelerated  filer  [   ]                    Accelerated  filer  [   ]
Non-accelerated  filer  [   ]                    Smaller  reporting  company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [X]  No  [  ]

As of August 31, 2008 the Issuer had 8,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


PORTALTOCHINA.COM, INC.
(A development stage company)

Balance Sheets
August 31, 2008
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------
                                                                        August 31, 2008    May 31, 2008
--------------------------------------------------------------------------------------------------------
                                                                                              (audited)
ASSETS

CURRENT
  Cash and cash equivalents                                             $       85,211     $    85,362
  Prepaid expenses                                                                  54             582
-------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $       85,265     $    85,944
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                              $          176     $        50

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  8,000,000 common shares (2008: 8,000,000)               800             800

ADDITIONAL PAID-IN CAPITAL                                                     249,750         249,750

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                            (165,461)       (164,656)
-------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                      85,089          85,894
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $       85,265     $    85,944
=======================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from March 18, 2003 (inception) to August 31, 2008
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                                                                     (Deficit)
                                                                                   accumulated          Total
                                                                                        during  stockholders'
                                                   Common stock        Additional  development         equity
                                                  Shares  Amount  paid-in capital        stage   (deficiency)
-------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 18, 2003, $0.0001 per share            5,500,000  $ 550   $            -   $        -   $        550

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -      -                -       (1,743)        (1,743)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                          5,500,000  $ 550   $            -   $   (1,743)  $     (1,193)
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -       (6,922)        (6,922)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                          5,500,000  $ 550   $            -   $   (8,665)  $     (8,115)
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -       (5,603)        (5,603)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                          5,500,000  $ 550   $            -   $  (14,268)  $    (13,718)
-------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.10 per share   2,500,000    250          249,750            -        250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -      (28,732)       (28,732)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                          8,000,000  $ 800   $      249,750   $  (43,000)  $    207,550
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -      (52,428)       (52,428)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2007                          8,000,000  $ 800   $      249,750   $  (95,428)  $    155,122
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -      (69,228)       (69,228)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2008                          8,000,000  $ 800   $      249,750   $ (164,656)  $     85,894
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -      -                -         (805)          (805)
-------------------------------------------------------------------------------------------------------------

BALANCE, August 31, 2008                       8,000,000  $ 800   $      249,750   $ (165,461)  $     85,089
=============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

---------------------------------------------------------------------------------------------------------------
                                                                 Cumulative
                                                             March 18, 2003          Three months ended
                                                             (inception) to
                                                            August 31, 2008   August 31, 2008   August 31, 2007
---------------------------------------------------------------------------------------------------------------

REVENUE                                                     $           77    $            -    $            -
---------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                                        27,551                 -             5,507
  Incorporation                                                      1,728                 -                 -
  Interest and bank charges                                          2,814                51               223
  Legal                                                              8,871                 -                 -
Office expenses                                                      5,928               528             1,191
Consulting                                                          40,800                 -            10,200
Transfer agent                                                       5,827               226                75
Website maintenance                                                  2,019                 -                 -
WRITE OFF OF WEBSITE DEVELOPMENT COSTS                              32,083                 -                 -
AMORTIZATION OF WEBSITE DEVELOPMENT COSTS                           37,917                 -             2,917
---------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                     165,538               805            20,113
---------------------------------------------------------------------------------------------------------------

(LOSS) FOR THE PERIOD                                       $     (165,461)   $         (805)   $      (20,113)
===============================================================================================================

(LOSS) PER SHARE
 - basic and diluted                                                     -    $        (0.00)   $        (0.00)
===============================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                                    -         8,000,000         8,000,000
===============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------------------------------
                                                                          Cumulative Amounts
                                                                              March 18, 2003
                                                                              (inception) to           Three months ended
                                                                             August 31, 2008   August 31, 2008   August 31, 2007
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $        (165,461)   $         (805)   $      (20,113)
Adjustment to reconcile (loss) to net cash used in operating activities:
  -  amortization of website development costs                                       37,917                 -             2,917
  -  write off of website development costs                                          32,083                 -                 -
Changes in assets and liabilities:
  -  (increase) prepaid expenses                                                        (54)              528            (2,192)
  - increase (decrease) in accounts payable and accrued liabilities                     176               126             5,757
--------------------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                        (95,339)             (151)          (13,631)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Website development costs                                                         (70,000)                -                 -
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                            250,550                 -                 -
--------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     85,211              (151)          (13,631)
--------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, beginning of period                                            -            85,362           159,524
--------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                  $          85,211    $       85,211    $      145,893
================================================================================================================================

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

2.     SIGNIFICANT ACCOUNTING POLICIES

(a)     Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2008 and 2007, there were no cash equivalents.

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

(c)     Advertising Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the three months ended August 31, 2008 and 2007.

(d)     Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

(e)     Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of August 31, 2008, the Company had $Nil in a bank beyond insured limits (August 31, 2007: $39,803).

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

The Company did not grant any stock options during the periods ended August 31, 2008 and 2007.

(k)     Comprehensive Income

The  Company  adopted  Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods ended August 31, 2008 and 2007.

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

(m)     Website  Development  Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight-line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense is total of $Nil for the period ended August 31, 2008 (August 31, 2007: $2,917).

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being August 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART  II.     OTHER  INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.

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

The following table sets out the calculation of the use of net proceeds from our public offering:

---------------------------------------------------------
                                               AMOUNT ($)
---------------------------------------------------------
Gross offering proceeds as of March 31, 2006      250,000

Offering expenses (1)                               6,989
---------------------------------------------------------

Net offering proceeds                             243,011

     Debt repayment                                21,821
     Portal development (2)                        72,019
     Professional fees (3)                         17,086
     Technical staff                               40,800
     Working capital                                6,620
---------------------------------------------------------

Net offering proceeds as of May 31, 2008           84,665
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

                                         PORTALTOCHINA.COM, INC.



Date: October 7, 2008                    /s/ Caroline Rechia
                                         Caroline Rechia
                                         President, Chief Executive Officer,
                                         Chief Financial Officer and
                                         Principal Accounting Officer