Form 10-Q/A
period 2008-08-31
PORTALTOCHINA COM
filed 2009-01-13
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

As of August 31, 2008, we had total assets of $85,265, comprised of $85,211 in cash and $54 in prepaid expenses. This was a decrease from $85,944 in total assets as of May 31, 2008.

As of August 31, 2008, our total liabilities increased to $176 from $50 as of May 31, 2008.

As of August 31, 2008, we had working capital of $85,089compared with a working capital of $85,894 as of May 31, 2008.

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

RESULTS  OF  OPERATIONS

We posted an operating loss of $805 for the three month period ended August 31, 2008. This was a decrease from the operating loss of $20,113 for the same period in the previous fiscal year.

ITEM 4.     CONTROLS AND PROCEDURES

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

The following table sets out the calculation of the use of net proceeds from our public offering:

---------------------------------------------------------
                                               AMOUNT ($)
---------------------------------------------------------
Gross offering proceeds as of March 31, 2006      250,000

Offering expenses (1)                               6,989
---------------------------------------------------------

Net offering proceeds                             243,011

     Debt repayment                                21,821
     Portal development (2)                        72,019
     Professional fees (3)                         17,086
     Technical staff                               40,800
     Working capital                                6,620
---------------------------------------------------------

Net offering proceeds as of August 31, 2008        84,665
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

                                         PORTALTOCHINA.COM, INC.



Date: January 8, 2009                    /s/ Caroline Rechia
                                         Caroline Rechia
                                         President, Chief Executive Officer,
                                         Chief Financial Officer and
                                         Principal Accounting Officer