Form 10-Q
period 2008-11-30
PORTALTOCHINA COM
filed 2009-01-13
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2008

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

As of November 30, 2008 the Issuer had 8,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


PORTALTOCHINA.COM, INC.
(A development stage company)

Balance Sheets
November 30, 2008
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------
                                                                      November 30, 2008   May 31, 2008
-------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and cash equivalents                                           $         79,471    $     85,362
  Prepaid expenses                                                                   -             582
-------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                          $         79,471    $     85,944
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                            $          2,835    $         50
-------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  8,000,000 common shares (2008: 8,000,000)               800             800

ADDITIONAL PAID-IN CAPITAL                                                     249,750         249,750

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                            (173,914)       (164,656)
-------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                      76,636          85,894
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $         79,471    $     85,944
=======================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from March 18, 2003 (inception) to November 30, 2008
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                                                                     (Deficit)
                                                                                   accumulated          Total
                                                                                        during  stockholders'
                                                    Common stock       Additional  development         equity
                                                  Shares  Amount  paid-in capital        stage   (deficiency)
-------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  March 18, 2003, $0.0001 per share            5,500,000  $ 550   $            -   $        -   $        550

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -      -                -       (1,743)        (1,743)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                          5,500,000  $ 550   $            -   $   (1,743)  $     (1,193)
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -       (6,922)        (6,922)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                          5,500,000  $ 550   $            -   $   (8,665)  $     (8,115)
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -       (5,603)        (5,603)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                          5,500,000  $ 550   $            -   $  (14,268)  $    (13,718)
-------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.10 per share   2,500,000    250          249,750            -        250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -      (28,732)       (28,732)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                          8,000,000  $ 800   $      249,750   $  (43,000)  $    207,550
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -      (52,428)       (52,428)

BALANCE, May 31, 2007                          8,000,000  $ 800   $      249,750   $  (95,428)  $    155,122
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -      (69,228)       (69,228)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2008                          8,000,000  $ 800   $      249,750   $ (164,656)  $     85,894
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -      -                -       (9,258)        (9,258)

BALANCE, November 30, 2008                     8,000,000  $ 800   $      249,750   $ (173,914)  $     76,636
=============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------
                                                 Cumulative
                                             March 18, 2003          Six months ended         Three months ended
                                             (inception) to             November 30              November 30
                                           November 30,2008         2008         2007         2008        2007
----------------------------------------------------------------------------------------------------------------

REVENUE                                    $            77   $        -   $        -   $        -   $        -

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                        33,851        6,300        6,673        6,300        1,166
  Incorporation                                      1,728            -            -            -            -
  Interest and bank charges                          2,814           51          403            -          180
  Legal                                              8,871            -            -            -            -
Office expenses                                      7,929        2,529        1,629        2,001          438
Consulting                                          40,800            -       10,200            -            -
Transfer agent                                       5,979          378          177          152          102
Website maintenance                                  2,019            -          382            -          382
WRITE OFF OF WEBSITE DEVELOPMENT COSTS              32,083            -            -            -            -
AMORTIZATION OF WEBSITE DEVELOPMENT COSTS           37,917            -        5,833            -        2,917
----------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                     173,991        9,258       25,297        8,453        5,185
----------------------------------------------------------------------------------------------------------------

(LOSS) FOR THE PERIOD                      $      (173,914)  $   (9,258)  $  (25,297)  $   (8,453)  $   (5,185)
================================================================================================================

(LOSS) PER SHARE
 - basic and diluted                                     -   $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                    -    8,000,000    8,000,000    8,000,000    8,000,000
================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------------------
                                                                          Cumulative Amounts
                                                                              March 18, 2003
                                                                              (inception) to            Six months ended
                                                                           November 30, 2008  November 30, 2007  November 30, 2008
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $        (173,914)  $         (9,258)  $        (25,297)
Adjustment to reconcile (loss) to net cash used in operating activities:
  -  amortization of website development costs                                       37,917                  -              5,833
  -  write off of website development costs                                          32,083                  -                  -
Changes in assets and liabilities:
  - decrease (increase) in prepaid expenses                                               -                582             (1,937)
  - increase in accounts payable and accrued liabilities                              2,835              2,785                719
----------------------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                       (101,079)            (5,891)           (20,682)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Website development costs                                                         (70,000)                 -            (35,000)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Repayment of promissory note                                                            -                  -            (14,000)
  Proceeds from issuance of common stock                                            250,550                  -                  -
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                                 250,550                  -            (14,000)
----------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     79,741             (5,891)           (69,682)

CASH AND CASH EQUIVALENTS, beginning of period                                            -             85,362            159,524
----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                  $          79,741   $         79,741   $         89,842
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

2.  SIGNIFICANT  ACCOUNTING  POLICIES

(a)  Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2008, there were no cash equivalents.

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

(c)  Advertising  Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the three and six months ended November 30, 2008 and 2007.

(d)  Loss  Per  Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

(e)  Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of November 30, 2008, the Company had $Nil in a bank beyond insured limits (May 31, 2008: $Nil).

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

The Company did not grant any stock options during the periods ended November 30, 2008 and 2007.

(k)     Comprehensive Income

The  Company  adopted  Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods ended November 30, 2008 and 2007.

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

(m)     Website  Development  Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight-line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense is total of $Nil for the period ended November 30, 2008 (May 31, 2008: $13,125).

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

As of November 30, 2008, we had total assets of $79,471, comprised entirely of cash. This is a decrease from $85,944 in total assets as of May 31, 2008. The decrease was primarily attributable professional fees.

As of November 30, 2008, our total liabilities increased to $2,835 from $50 as of May 31, 2008. This increase resulted from outstanding professional fees.

As of November 30, 2008, we had working capital of $76,636 compared with a working capital of $85,894 as of May 31, 2008.

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

RESULTS  OF  OPERATIONS

We posted an operating loss of $8,453 for the three month period ended November 30, 2008, due primarily to operating costs, asset depreciation and write off and office expenses. This was an increase from the operating loss of $5,185 for the same period in the previous fiscal year.

ITEM 4.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being November 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

At present, our common stock is quoted on the NASD over-the-counter bulletin board under the trading symbol PCHN.

As  of  November  30,  2008  there were 63 owners of record of our common stock.

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

The following table sets out the calculation of the use of net proceeds from our public offering:

--------------------------------------------------------------------------------
                                                                     AMOUNT  ($)
--------------------------------------------------------------------------------

Gross  offering  proceeds  as  of  March  31,  2006                     250,000

Offering  expenses  (1)                                                   6,989
--------------------------------------------------------------------------------

Net  offering  proceeds                                                 243,011

Debt  repayment                                                          21,821
Portal  development  (2)                                                 72,019
Professional  fees  (3)                                                  22,599
Technical  staff                                                         40,800
Working  capital                                                          6,999
--------------------------------------------------------------------------------

Net  offering  proceeds  as  of  November  30,  2008                      78,773
================================================================================

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

ITEM 3.     DEFAULT UPON SENIOR NOTES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

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