Form 10-Q
period 2009-02-28
PORTALTOCHINA COM
filed 2009-04-14
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2009

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

Large  accelerated  filer  [   ]                    Accelerated  filer     [   ]
Non-accelerated  filer     [   ]               Smaller  reporting  company [ X ]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).                         Yes  [X]  No  [  ]

As of February 28, 2009 the Issuer had 8,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


PORTALTOCHINA.COM, INC.
(A development stage company)

Balance Sheets
February 28, 2009
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------
                                                                      February 28, 2009   May 31, 2008
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
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                            $           3,882   $         50
-------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  8,000,000 common shares (2008: 8,000,000)                800            800

ADDITIONAL PAID-IN CAPITAL                                                      249,750        249,750

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                             (174,961)      (164,656)
-------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                       75,589         85,894
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $          79,471   $     85,944
=======================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from March 18, 2003 (inception) to February 28, 2009
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                                                                     (Deficit)
                                                                                   accumulated          Total
                                                                                        during  stockholders'
                                                   Common stock        Additional  development         equity
                                                  Shares  Amount  paid-in capital        stage   (deficiency)
-------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  March 18, 2003, $0.0001 per share            5,500,000  $  550  $            -   $        -   $        550

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -       -               -       (1,743)        (1,743)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                          5,500,000  $  550  $            -   $   (1,743)  $     (1,193)
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -       -               -       (6,922)        (6,922)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                          5,500,000  $  550  $                $   (8,665)  $     (8,115)
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -       -               -       (5,603)        (5,603)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                          5,500,000  $  550  $            -   $  (14,268)  $    (13,718)
-------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.10 per share   2,500,000     250         249,750            -        250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -       -               -      (28,732)       (28,732)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                          8,000,000  $  800  $      249,750   $  (43,000)  $    207,550
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -       -               -      (52,428)       (52,428)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2007                          8,000,000  $  800  $      249,750   $  (95,428)  $    155,122
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -       -               -      (69,228)       (69,228)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2008                          8,000,000  $  800  $      249,750   $ (164,656)  $     85,894
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -       -               -      (10,305)       (10,305)
-------------------------------------------------------------------------------------------------------------

BALANCE, February 28, 2009                     8,000,000  $  800  $      249,750   $ (174,961)  $     75,589
=============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------
                                                  Cumulative
                                              March 18, 2003       Nine months ended       Three months ended
                                              (inception) to  February 28  February 29  February 28  February 29
                                           February 28, 2009         2009         2008         2009         2008
----------------------------------------------------------------------------------------------------------------
REVENUE                                    $             77   $        -   $        -   $        -   $        -
----------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                         34,743        7,192        7,618          892          945
  Incorporation                                       1,728            -            -            -            -
  Interest and bank charges                           2,814           51          404            -            -
  Legal                                               8,871            -            -            -            -
Office expenses                                       7,929        2,529        2,747            -        1,119
Consulting                                           40,800            -       10,200            -            -
Transfer agent                                        6,134          533          330          155          153
Website maintenance                                   2,019            -          382            -            -
WRITE OFF OF WEBSITE DEVELOPMENT COSTS               32,083            -            -            -            -
AMORTIZATION OF WEBSITE DEVELOPMENT COSTS            37,917            -        8,750            -        2,917
----------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                      175,038       10,305       30,431        1,047        5,134
----------------------------------------------------------------------------------------------------------------

(LOSS) FOR THE PERIOD                      $       (174,961)  $  (10,305)  $  (30,431)  $   (1,047)  $   (5,134)
================================================================================================================

(LOSS) PER SHARE
 - basic and diluted                                      -   $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                     -    8,000,000    8,000,000    8,000,000    8,000,000
================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------------------
                                                                          Cumulative Amounts
                                                                              March 18, 2003
                                                                              (inception) to           Nine months ended
                                                                           February 28, 2009  February 28, 2009  February 29, 2008
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $        (174,961)  $        (10,305)  $        (30,431)
Adjustment to reconcile (loss) to net cash used in operating activities:
  -  amortization of website development costs                                       37,917                  -              8,750
  -  write off of website development costs                                          32,083                  -                  -
Changes in assets and liabilities:
  - decrease (increase) in prepaid expenses                                               -                582               (880)
  - increase in accounts payable and accrued liabilities                              3,882              3,832               (636)
----------------------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                       (101,079)            (5,891)           (23,197)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Website development costs                                                         (70,000)                 -            (35,000)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Repayment of promissory note                                                            -                  -            (14,000)
  Proceeds from issuance of common stock                                            250,550                  -                  -
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                                 250,550                  -            (14,000)
----------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     79,741             (5,891)           (72,197)

CASH AND CASH EQUIVALENTS, beginning of period                                            -             85,362            159,524
----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                  $          79,741   $         79,741   $         87,327
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

2.  SIGNIFICANT  ACCOUNTING  POLICIES

(a)  Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at February 28, 2009, there were no cash equivalents.

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

(c)  Advertising  Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the three and nine months ended February 28, 2009 and February 29, 2008.

(d)  Loss  Per  Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

(e)  Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. Our cash deposits are not insured.

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

The Company did not grant any stock options during the periods ended February 28, 2009 and February 29, 2008.

(k)  Comprehensive  Income

The  Company  adopted  Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.
The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods ended February 28, 2009 and February 29, 2008.

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

(m)     Website  Development  Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight-line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense is total of $Nil for the period ended February 28, 2009 (May 31, 2008: $13,125).

During the fiscal year 2008, the Company was unable to launch its business in China with the foreign currency administration policies in China. Therefore, the future realization of the website development costs is in question and the Company wrote off its website development costs of $32,083.

(n)     New  Accounting  Pronouncements

FASB has issued Statement of Financial Accounting Standards ("SFAS") No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The adoption of this statement is not expected to have a material effect on the Company's financial statements.
In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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




2.     SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

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

As of February 28, 2009, we had total assets of $79,471, comprised entirely of cash. This is a decrease from $85,944 in total assets as of May 31, 2008. The decrease was primarily attributable accounting fees and office expenses.

As of February 28, 2009, our total liabilities increased to $3,882 from $50 as of May 31, 2008. This increase resulted from outstanding accounting fees.

As of February 28, 2009, we had working capital of $75,589 compared with a working capital of $85,894 as of May 31, 2008.

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

RESULTS  OF  OPERATIONS

We posted an operating loss of $1,047 for the three months period ended February 28, 2009, due primarily to accounting and transfer agent fees. This was a decrease from the operating loss of $5,134 for the same period in the previous fiscal year. We posted an operating loss of $10,305 for the six months period ended February 28, 2009, due primarily to accounting fees, office expenses and transfer agent fees. This was a decrease from the operating loss of $30,431 for the same period in the previous fiscal year.


ITEM 4.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being February 28, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

As  of  February  28,  2009  there were 63 owners of record of our common stock.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On November 1, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-111652) effective. Our offering commenced on November 1, 2005, and terminated on March 31, 2006. We sold 2,500,000 shares through the offering at a price of $0.10 per share, for gross proceeds of $250,000.

Offering expenses of $6,989 were significantly less than the forecasted amount of $20,000 due to offering expenses being financed by loans from our directors before effectiveness of our registration statement. Unallocated funds of $13,011 were used to pay for professional fees and office expenses. After paying offering expenses of , our net offering proceeds was $243,011.

Since March 31, 2006, we have paid $21,821 for debt repayment, $40,800 for the employment of technical staff, $21,696 for professional fees, and $7,204 for working capital. We have paid $72,019 for development of our website, including $2,019 for maintenance. As of February 28, 2009, we have net available offering proceeds of $79,471.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

EXHIBIT     DESCRIPTION

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PORTALTOCHINA.COM, INC.



Date: April 10, 2009                         /s/ Carline Rechia
                                             Caroline Rechia
                                             President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Principal Accounting Officer