Form 10-K
period 2009-05-31
PORTALTOCHINA COM
filed 2009-08-28
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2009

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

                 Registrant's telephone number: 86 21 61413717

           Securities registered under Section 12(b) of the Act: NONE

   Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $0.0001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.     Yes  [X]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.     [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Act (Check one):

[   ]  Large Accelerated Filer     [   ]  Accelerated Filer
[   ]  Non-accelerated Filer       [ X ]  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes [X]  No [   ]

As of May 31, 2009, the Issuer had 8,000,000 shares of Common Stock outstanding.

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

We have experienced several unresolved challenges to our business model, including a failure to launch our business in China due to Chinese foreign currency administration policies. As such, we are presently re-assessing our business plan and revenue model with a view to achieving profitable operations by expanding our services and market.

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

ITEM  1A.     RISK  FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM  1B.     UNRESOLVED  STAFF  COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM  2.     PROPERTIES

We  do  not  presently  own  or  have  an  interest  in  any  property.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended May 31, 2009.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "PCHN". Trading of our stock is sporadic and does not constitute an established public market for our shares.

For the periods indicated, the following quotations obtained from Yahoo! Finance reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                     -------------------------------------
                         QUARTER ENDED      HIGH       LOW
                     -------------------------------------
                     August 31, 2008       $0.30     $0.30
                     November 30, 2008     $0.30     $0.30
                     February 29, 2009     $0.30     $0.30
                     May 31, 2008          $0.30     $0.30
                     August 31, 2008       $0.30     $0.30
                     November 30, 2008     $0.30     $0.30
                     February 29, 2009     $0.30     $0.30
                     May 31, 2009          $0.30     $0.30
                     =====================================

HOLDERS

Our shares of common stock are issued in registered form. Our transfer agent and registrar is Transfer Online Inc., 317 SW Alder Street, 2nd Floor, Portland, Oregon 97204.

On May 31, 2009, the shareholders' list of our shares of common stock showed 63 registered holders of our shares of common stock and 8,000,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available there for in our sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

PENNY  STOCK  REGULATION

Our shares must comply with the Penny Stock Reform Act of 1990, which may potentially decrease our shareholders' ability to easily transfer their shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that must comply with the penny stock rules. Since our shares must comply with such penny stock rules, our shareholders will in all likelihood find it more difficult to sell their securities.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On November 1, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-111652) effective. Our offering commenced on November 1, 2005, and terminated on March 31, 2006. We sold 2,500,000 shares through the offering at a price of $0.10 per share, for gross proceeds of $250,000. Offering expenses were $6,989, resulting in net offering proceeds of $243,011. Offering expenses were significantly less than the forecasted amount of $20,000 due to offering expenses being financed by loans from our directors before effectiveness of our registration statement. Unallocated funds of $13,011 were used to pay for professional fees and office expenses. We allocated a surplus of $8,523 from unused offering expenses to pay for unbudgeted professional fees.

As of May 31, 2009, we have applied the net proceeds to pay $21,821 for debt repayment, $72,019 for development of our internet portal (including website maintenance), $24,280 for professional fees, $40,800 for technical staff and $6,700 for miscellaneous expenses. As of May 31, 2009, the remaining net proceeds from our offering is $77,391.

ITEM  6.     SELECTED  FINANCIAL  DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of May 31, 2009, we had total assets of $77,391, comprised entirely of cash. This is a decrease from $85,944 in total assets as of May 31, 2008. The decrease was attributable to professional fees and administrative expenses.

As of May 31, 2009, our total liabilities increased to $21,618 from $50 as of May 31, 2008. This increase primarily resulted from unpaid professional fees, office expenses and transfer costs.

As of May 31, 2009, we had working capital of $55,773 compared with a working capital of $85,894 as of May 31, 2008.

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

RESULTS  OF  OPERATIONS

We posted an operating loss of $30,121 for the fiscal year ending May 31, 2009, due primarily to professional fees, office expenses and transfer costs. This was a decrease from the operating loss of $69,228 for the previous fiscal year primarily resulting from write-off of website development and amortization of intangible assets.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS

PORTALTOCHINA.COM, INC.
(A development stage company)

Financial Statements
(EXPRESSED IN U.S. DOLLARS)

May 31, 2009 and 2008



INDEX

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders' Equity
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

CHANG LEE LLP
Chartered Accountants
                                                           505-815 Hornby Street
                                                        Vancouver, B.C., V6Z 2E6
                                                               Tel: 604-687-3776
                                                              Fax:  604-688-3373

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To  the  Board  of  Directors  and  Stockholders  of

Portotaltochina.com,  Inc.
(A  development  stage  company)

We have audited the accompanying balance sheet of Portaltochina.com, Inc. (a development stage company) as at May 31, 2009 and the related statements of stockholders' equity, operations and cash flows for the period from March 18, 2003 (inception) to May 31, 2009. Portaltochina.com, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portaltochina.com, Inc. as at May 31, 2009 and the results of its operations and its cash flows for the period from March 18, 2003 (inception) to May 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its operating activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                         Chang Lee LLP
August  21,  2009                                         Chartered  Accountants


PORTALTOCHINA.COM, INC.
(A development stage company)

Balance Sheets
May 31, 2009 and 2008
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------
                                                                      May 31, 2009  May 31, 2008
------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and cash equivalents                                           $    77,391   $    85,362
  Prepaid expenses                                                              -           582
------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                  $    77,391   $    85,944
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                            $    21,618   $        50

TOTAL CURRENT LIABILITIES                                                  21,618            50
------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  8,000,000 common shares (2008: 8,000,000)          800           800

ADDITIONAL PAID-IN CAPITAL                                                249,750       249,750

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                       (194,777)     (164,656)
------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                 55,773        85,894
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    77,391   $    85,944
================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Stockholders' Equity
For the period from March 18, 2003 (inception) to May 31, 2009
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------
                                                                                      (Deficit)
                                                                                    accumulated           Total
                                                                                         during   stockholders'
                                                 Common stock           Additional  development          equity
                                                Shares    Amount   paid-in capital        stage    (deficiency)
---------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  March 18, 2003, $0.0001 per share            5,500,000  $   550  $            -   $        -    $        550

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -               -       (1,743)         (1,743)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                          5,500,000  $   550  $            -   $   (1,743)   $     (1,193)
---------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -        -               -       (6,922)         (6,922)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                          5,500,000  $   550  $                $   (8,665)   $     (8,115)
---------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -        -               -       (5,603)         (5,603)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                          5,500,000  $   550  $            -   $  (14,268)   $    (13,718)
---------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.10 per share   2,500,000      250         249,750            -         250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -        -               -      (28,732)        (28,732)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                          8,000,000  $   800  $      249,750   $  (43,000)   $    207,550
---------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -        -               -      (52,428)        (52,428)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2007                          8,000,000  $   800  $      249,750   $  (95,428)   $    155,122
---------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -        -               -      (69,228)        (69,228)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2008                          8,000,000  $   800  $      249,750   $ (164,656)   $     85,894
---------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -        -               -      (30,121)        (30,121)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2009                          8,000,000  $   800  $      249,750   $ (194,777)   $     55,773
===============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------
                                                  Cumulative
                                              March 18, 2003
                                              (inception) to     Year Ended    Year Ended
                                                May 31, 2009   May 31, 2009  May 31, 2008
-----------------------------------------------------------------------------------------

REVENUE                                       $          77    $         -   $         -
-----------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                  $      35,406    $     7,855   $     8,563
  Incorporation                                       1,728              -             -
  Interest and bank charges                           2,814             51           403
  Legal                                               8,871              -             -
Office expenses                                       7,929          2,529         3,922
Consulting                                           59,800         19,000        10,200
Transfer agent                                        6,287            686           550
Website maintenance                                   2,019              -           382
WRITE OFF OF WEBSITE DEVELOPMENT COSTS               32,083              -        32,083
AMORTIZATION OF WEBSITE DEVELOPMENT COSTS            37,917              -        13,125
-----------------------------------------------------------------------------------------

TOTAL EXPENSES                                      194,854         30,121        69,228
-----------------------------------------------------------------------------------------

(LOSS) AND COMPREHENSIVE LOSS FOR THE PERIOD  $    (194,777)   $   (30,121)  $   (69,228)
=========================================================================================

(LOSS) PER SHARE
 - basic and diluted                                           $     (0.00)  $     (0.01)
=========================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                            8,000,000     8,000,000
=========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------------
                                                                          Cumulative Amounts
                                                                              March 18, 2003
                                                                              (inception) to     Year Ended     Year Ended
                                                                                May 31, 2009   May 31, 2009   May 31, 2008
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $    (194,777)       $   (30,121)   $    (69,228)
Adjustment to reconcile (loss) to net cash used in operating activities:
  -  amortization of website development costs                                   37,917                  -          13,125
  -  write off of website development costs                                      32,083                  -          32,083
Changes in assets and liabilities:
  -  (increase) decrease prepaid expenses                                             -                582            (352)
  -  increase (decrease) in accounts payable and accrued liabilities             21,618             21,568            (790)
----------------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                   (103,159)            (7,971)        (25,162)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Website development costs                                                     (70,000)                 -         (35,000)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Repayment of promissory note                                                        -                  -         (14,000)
  Proceeds from issuance of common stock                                        250,550                  -               -
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                       250,550                  -         (14,000)
----------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 77,391             (7,971)        (74,162)

CASH AND CASH EQUIVALENTS, beginning of period                                        -             85,362         159,524
----------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                  $      77,391        $    77,391    $     85,362
===========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest paid                                                           $       1,821        $         -    $      1,195
  Income taxes paid                                                       $           -        $         -    $          -
===========================================================================================================================

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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2009 and 2008, there were no cash equivalents.

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

(c)     Advertising Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the years ended May 31, 2009 and 2008.

(d)     Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

(e)     Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of May 31, 2009, the Company had $Nil in a bank beyond insured limits (2008: $Nil).

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

 (g)     Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents and accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments due to their short-term nature. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollar.

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

(j)     Stock-Based Compensation

During the year, the Company adopted SFAS No. 123(revised), "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant
date, and expensed over the expected vesting period.   SFAS No. 123 (revised)
requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options during the years ended May 31, 2009 and 2008.

(k)     Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the years ended May 31, 2009 and 2008.

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

(m)     Website  Development  Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense was total of $Nil for the year ended May 31, 2009 (2008: $13,125).

During the fiscal year 2008, the Company was unable to launch its business in
China with the foreign currency administration policies in China.   Therefore,
the future realization of the website development costs is in question and the Company wrote off its website development costs of $32,083.

(n)     New  Accounting  Pronouncements

In June 2009, the FASB issued FASB No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued FASB No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 ("SFAS 166"). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

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

4.     INCOME TAXES

As at May 31, 2009, the Company has estimated net operating losses carryforward for tax purposes of $194,777 (2008: $165,000). This amount may be applied against future federal taxable income and expired 2023 through 2029. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary difference that give rise to the Company's deferred tax asset (liability) are as follows:

----------------------------------------------------------------------------
                                                         2009          2008
----------------------------------------------------------------------------
Tax loss carry forwards                             $  68,172     $  57,600
Valuation allowance                                   (68,172)      (57,600)
----------------------------------------------------------------------------
                                                    $       -     $       -
============================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent accountants since our inception as required to be disclosed pursuant to Item 304(b) of Regulation S-K.

ITEM 9A.     CONTROLS AND PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of May 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2009, the Company's disclosure controls and procedures were not effective:

1. We presently have only one officer and no employees. In as much as there is no segregation of duties within the Company, there is no management oversight, no one to review control documentation and no control documentation is being produced.

CHANGES  IN  DISCLOSURE  CONTROLS  AND  PROCEDURES

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures. We will not be implementing any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

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

CEO  AND  CFO  CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of our CEO and CFO (who are one and the same person). The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based solely on the material weaknesses described below, our management has concluded that, as of May 31, 2009, the Company's internal control over financial reporting was not effective. Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of May 31, 2009:

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

3. We did not maintain proper segregation of duties for the preparation of our financial statements - As of May 31, 2009, the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have two officers/directors having oversight on all transactions. This has resulted in several deficiencies including:

a. Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b. Lack of control over preparation of financial statements, and proper application of accounting policies.

4. We lack sufficient information technology controls and procedures - As of May 31, 2009, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

We have also established and evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation. Nor have there have been any changes in our internal control over financial reporting during the last fiscal quarter. We do not intend to implement any changes to our internal control over financial reporting until there is a significant change in our level of operations and capital resources.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We are not required to provide an attestation report by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

                                                          PERIOD SERVED AS
NAME                POSITION                 AGE          DIRECTOR/OFFICER

Caroline Rechia     President, Treasurer,     39       03/30/03 to present
                    Secretary, Director

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

COMMITTEES  OF  THE  BOARD

All proceedings of the board of directors for the fiscal year ended May 31, 2009 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Caroline Rechia, at the address appearing on the first page of this registration statement.

AUDIT  COMMITTEE  FINANCIAL  EXPERT

We do not have a standing audit committee. Our directors perform the functions usually designated to an audit committee. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committees can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

As we generate revenue in the future, we intend to form a standing audit committee and identify and appoint a financial expert to serve on our audit committee.

CODE  OF  ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics for Senior Financial Officers is filed as an exhibit to this annual report on Form 10-K.

INDEMNIFICATION

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM  11.     EXECUTIVE  COMPENSATION

To date we have no employees other than our officers. No compensation has been awarded, earned or paid to our officers. We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we have proven mineral reserves.

There is no arrangement pursuant to which any of our directors has been or is compensated for services provided as one of our directors.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers or directors. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of May 31, 2009 the following table sets forth information known by our management regarding beneficial ownership of our common stock by each person known by us to own, directly or beneficially, more than 5% of our common stock; each of our executive officers and directors; and, all of our officers and directors as a group.

Except as otherwise indicated, our management believes that the beneficial owners of the common stock listed below, based on information furnished by the owners, own the shares directly and have sole investment and voting power over the shares.

----------------------------------------------------------------------------
NAME                                               NUMBER OF SHARES        %
----------------------------------------------------------------------------
Caroline Rechia                                    2,000,000             31%
----------------------------------------------------------------------------
Directors and officers as a group (one person)     2,000,000             31%
----------------------------------------------------------------------------
Gisela Mills                                       3,500,000             38%
----------------------------------------------------------------------------
Total other 5% owners (one person)                 3,500,000             38%
----------------------------------------------------------------------------
Total issued and outstanding                       5,500,000            100%
============================================================================

The address for all officers, directors and principal shareholders is 18/F Shanghai Oriental Centre, 699 Nanjing West Road, 200041 Shanghai.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
INDEPENDENCE

We have issued common stock to the following officers, directors, promoters and beneficial owners of more than 5% of our outstanding securities.

-----------------------------------------------------------------------
                 POSITION
NAME             WITH COMPANY  SHARES     CONSIDERATION  DATE
-----------------------------------------------------------------------

Caroline Rechia  President,    2,500,000  $250           March 10, 2003
                 Treasurer,
                 Secretary
-----------------------------------------------------------------------

Gisela Mills     5% owner      3,000,000  $300           March 10, 2003
-----------------------------------------------------------------------

ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10KSB for the fiscal year ended May 31, 2008 was $5,513.

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended May 31, 2009 will be approximately $5,500.

AUDIT  RELATED  FEES

For the fiscal years ended May 31, 2009 and 2008, the aggregate fees billed for assurance and related services by Chang Lee LLP relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $2,343 and $3,056 respectively.

TAX  FEES

For the fiscal years ended May 31, 2008 and 2007, the aggregate fees billed for tax compliance, by Chang Lee LLP were nil.

ALL  OTHER  FEES

For the fiscal years ended May 31, 2008 and 2007, the aggregate fees billed by Chang Lee LLP for other non-audit professional services, other than those services listed above, totaled nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Chang Lee LLP is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

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

                                    PART IV

ITEM 13.     EXHIBITS

------------------------------------------------------------------------------
EXHIBIT     TITLE
------------------------------------------------------------------------------
3.1 Articles of Incorporation, PortaltoChina.com, Inc., incorporated by reference from the Form 10-KSB filed August 22, 2006
3.2 Amended and Restated Bylaws, PortaltoChina.com, Inc., incorporated by reference from the Form 10-KSB filed August 22, 2006
4.1 Form of Stock certificate, PortaltoChina.com, Inc., incorporated by reference from the Form 10-KSB filed August 22, 2006
14.1 Code of Ethics for Senior Financial Officers, PortaltoChina.com, Inc., incorporated by reference from the Form 10-KSB filed August 22, 2006
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17CFR 240.13a-14(a) or 17CFR 240.15d-14(a)
32.1    Certifications pursuant to 18 U.S.C. Section 1350
------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PORTALTOCHINA.COM, INC.


Date:  August 29, 2009
                                          By:/s/ Caroline Rechia
                                             Caroline Rechia
                                             Chief Executive Officer, President,
                                             Chief Financial Officer and
                                             Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE               TITLE                                    DATE

/s/ Caroline Rechia     Chief Executive Officer,                 August 29, 2009
Caroline Rechia         President, Chief Financial Officer,
                        Principal Accounting Officer
                        & a director