Form 10-Q
period 2009-08-31
PORTALTOCHINA COM
filed 2009-10-15
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2009

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

As of August 31, 2009 the Issuer had 8,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


PORTALTOCHINA.COM, INC.
(A development stage company)

Balance Sheets
August 31, 2009
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------
                                                                      August 31, 2009  May 31, 2009
                                                                                          (audited)
---------------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash and cash equivalents                                           $       46,686   $    77,391

TOTAL ASSETS                                                          $       46,686   $    77,391
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                            $        7,333   $    21,618

TOTAL CURRENT LIABILITIES                                                      7,333        21,618
---------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  8,000,000 common shares (2008: 8,000,000)             800           800

ADDITIONAL PAID-IN CAPITAL                                                   249,750       249,750

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                          (211,197)     (194,777)
---------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                    39,353        55,773
---------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $       46,686   $    77,391
===================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from March 18, 2003 (inception) to August 31, 2009
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                                                                     (Deficit)
                                                                                   accumulated          Total
                                                                                        during  stockholders'
                                               Common stock            Additional  development         equity
                                                  Shares  Amount  paid-in capital        stage   (deficiency)
-------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  March 18, 2003, $0.0001 per share            5,500,000  $ 550   $            -   $        -   $        550

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -      -                -       (1,743)        (1,743)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                          5,500,000  $ 550   $            -   $   (1,743)  $     (1,193)
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -       (6,922)        (6,922)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                          5,500,000  $ 550   $                $   (8,665)  $     (8,115)
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -       (5,603)        (5,603)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                          5,500,000  $ 550   $            -   $  (14,268)  $    (13,718)
-------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.10 per share   2,500,000    250          249,750            -        250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -      (28,732)       (28,732)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                          8,000,000  $ 800   $      249,750   $  (43,000)  $    207,550
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -      (52,428)       (52,428)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2007                          8,000,000  $ 800   $      249,750   $  (95,428)  $    155,122
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -      (69,228)       (69,228)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2008                          8,000,000  $ 800   $      249,750   $ (164,656)  $     85,894
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -      (30,121)       (30,121)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2009                          8,000,000  $ 800   $      249,750   $ (194,777)  $     55,773
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -      -                -      (16,420)       (16,420)
-------------------------------------------------------------------------------------------------------------

BALANCE, August 31, 2009                       8,000,000  $ 800   $      249,750   $ (211,197)  $     39,353
=============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------
                                                Cumulative
                                            March 18, 2003
                                            (inception) to         Three months ended
                                           August 31, 2009  August 31, 2009  August 31, 2008
--------------------------------------------------------------------------------------------

REVENUE                                    $           77   $            -   $            -
--------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                       40,557            5,151                -
  Incorporation                                     1,728                -                -
  Interest and bank charges                         2,856               42               51
  Legal                                             8,871                -                -
Office expenses                                     7,929                -              528
Consulting                                         70,800           11,000                -
Transfer agent                                      6,514              227              226
Website maintenance                                 2,019                -                -
WRITE OFF OF WEBSITE DEVELOPMENT COSTS             32,083                -                -
AMORTIZATION OF WEBSITE DEVELOPMENT COSTS          37,917                -                -
--------------------------------------------------------------------------------------------

TOTAL EXPENSES                                    211,274           16,420              805
--------------------------------------------------------------------------------------------

(LOSS) FOR THE PERIOD                      $     (211,197)  $      (16,420)  $         (805)
============================================================================================

(LOSS) PER SHARE
 - basic and diluted                                        $        (0.00)  $        (0.00)
============================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                            8,000,000        8,000,000
============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------------
                                                                               Cumulative
                                                                           March 18, 2003
                                                                           (inception) to         Three months ended
                                                                          August 31, 2009  August 31, 2009  August 31, 2008
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $     (211,197)  $      (16,420)  $         (805)
Adjustment to reconcile (loss) to net cash used in operating activities:
  -  amortization of website development costs                                    37,917                -                -
  -  write off of website development costs                                       32,083                -                -
Changes in assets and liabilities:
  -  (increase) prepaid expenses                                                       -                -              528
  - increase (decrease) in accounts payable and accrued liabilities                7,333          (14,285)             126
---------------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                    (133,864)         (30,705)            (151)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Website development costs                                                      (70,000)               -                -
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                         250,550                -                -
---------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  46,686          (30,705)            (151)

CASH AND CASH EQUIVALENTS, beginning of period                                         -           77,391           85,362
---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                  $       46,686   $       46,686   $       85,211
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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred operating losses and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required. Further, the Company has experienced difficulty in launching its business through its B2B Platform due to the foreign currency administration policies in China and the Company was unable to earn any meaningful revenue from advertising. Therefore, the Company is currently re-assessing its business plan and revenue model.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

The Company has generated nominal operating revenues to date.

2.     SIGNIFICANT ACCOUNTING POLICIES

(a)     Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2009, there were no cash equivalents.

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

(c)     Advertising Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the three months ended August 31, 2009 and 2008.

(d)     Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

(e)     Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of August 31, 2009, the Company had $Nil in a bank beyond insured limits (August 31, 2008: $Nil).

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

The Company did not grant any stock options during the periods ended August 31, 2009 and 2008.

(k)     Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods ended August 31, 2009 and 2008.

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

(m)     Website  Development  Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight-line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense is total of $Nil for the period ended August 31, 2009 (August 31, 2008: $Nil).

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

As of August 31, 2009, we had total assets of $46,686, comprised entirely of cash. This was a decrease from $77,391 in total assets as of May 31, 2009.

As of August 31, 2009, our total liabilities decreased to $7,333 from $21,618 as of May 31, 2009.

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

RESULTS  OF  OPERATIONS

We posted an operating loss of $16,420 for the three month period ended August 31, 2009. This was an increase from the operating loss of $805 for the same period in the previous fiscal year.

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

As  of  October  14,  2009  there  were 63 owners of record of our common stock.

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

As of August 31, 2009, we have applied the net proceeds to pay $36,106 for debt repayment, $72,019 for development of our internet portal (including website maintenance), $40,431 for professional fees, $40,800 for technical staff and $6,969 for miscellaneous expenses. As of August 31, 2009, the remaining net proceeds from our offering is $46,686.

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

                                             PORTALTOCHINA.COM, INC.




Date: October 14, 2009                       /s/ Caroline Rechia
                                             Caroline Rechia
                                             President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Principal Accounting Officer