Form 10-K/A
period 2009-05-31
PORTALTOCHINA COM
filed 2010-01-06
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                             2325 HURONTARIO STREET
                                   SUITE 204
                         MISSISSAUGA, ONTARIO  L5A 4K4
                    (Address of principal executive offices)

                 Registrant's telephone number: (647)294-8537

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

GENERAL

We are a development stage operator of an Internet portal located on the World Wide Web at www.portaltochina.com. We were incorporated on March 18, 2003 under the laws of the State of Nevada. Since inception, our operations have been primarily limited to developing our business plan, building our portal, and marketing. Our principal office is located at 2325 Hurontario Street, Suite 204, Mississauga, Ontario L5A 4K4, telephone: (647) 294-8537.

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

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING STOCKTICKERFIRM

To  the  Board  of  Directors  and  Stockholders  of

PORTOTALTOCHINA.COM,  INC.
(A  development  stage  company)

We have audited the accompanying balance sheet of Portaltochina.com, Inc. (a development stage company) as at May 31, 2009 and 2008 and the related statements of stockholders' equity, operations and cash flows for the years then ended and for the period from March 18, 2003 (inception) to May 31, 2009. Portaltochina.com, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (placecountry-regionUnited States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portaltochina.com, Inc. as at May 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from March 18, 2003 (inception) to May
31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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
=========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------------
                                                                          Cumulative Amounts
                                                                              March 18, 2003
                                                                              (inception) to     Year Ended     Year Ended
                                                                                May 31, 2009   May 31, 2009   May 31, 2008
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $    (194,777)       $   (30,121)   $    (69,228)
Adjustment to reconcile (loss) to net cash used in operating activities:
  -  amortization of website development costs                                   37,917                  -          13,125
  -  write off of website development costs                                      32,083                  -          32,083
Changes in assets and liabilities:
  -  (increase) decrease prepaid expenses                                             -                582            (352)
  -  increase (decrease) in accounts payable and accrued liabilities             21,618             21,568            (790)
---------------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                   (103,159)            (7,971)        (25,162)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Website development costs                                                     (70,000)                 -         (35,000)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Repayment of promissory note                                                        -                  -         (14,000)
  Proceeds from issuance of common stock                                        250,550                  -               -
---------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                       250,550                  -         (14,000)
---------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 77,391             (7,971)        (74,162)

CASH AND CASH EQUIVALENTS, beginning of period                                        -             85,362         159,524
---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                  $      77,391        $    77,391    $     85,362
===========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest paid                                                           $       1,821        $         -    $      1,195
  Income taxes paid                                                       $           -        $         -    $          -
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
============================================================================

The address for all officers, directors and principal shareholders is 2325 Hurontario Street, Mississauga, Ontario L5A 4K4.

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

                                             PORTALTOCHINA.COM, INC.


Date:  January 6, 2010
                                          By:/s/ Caroline Rechia
                                             Caroline Rechia
                                             Chief Executive Officer, President,
                                             Chief Financial Officer and
                                             Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE               TITLE                                   DATE

/s/ Caroline Rechia     Chief Executive Officer,                January 6, 2010
Caroline Rechia         President, Chief Financial Officer,
                        Principal Accounting Officer
                        & a director