Form 10-Q
period 2009-11-30
PORTALTOCHINA COM
filed 2010-01-14
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2009

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

                 Issuer's telephone number: (647) 294-853

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

Balance Sheets
November 30, 2009
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------
                                                                      November 30, 2009  May 31, 2009
                                                                                         (audited)
-----------------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash and cash equivalents                                           $         21,535   $    77,391
  Prepaid expenses                                                              20,000             -
-----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                          $         41,535   $    77,391
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                            $          3,187   $    21,618

TOTAL CURRENT LIABILITIES                                                        3,187        21,618
-----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  8,000,000 common shares (2008: 8,000,000)               800           800

ADDITIONAL PAID-IN CAPITAL                                                     249,750       249,750

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                            (212,202)     (194,777)
-----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                      38,348        55,773
-----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $         41,535   $    77,391
=====================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from March 18, 2003 (inception) to November 30, 2009
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------
                                                                                       (Deficit)
                                                                                     accumulated          Total
                                                                                          during  stockholders'
                                                   Common stock          Additional  development         equity
                                                  Shares   Amount   paid-in capital        stage   (deficiency)
---------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  March 18, 2003, $0.0001 per share            5,500,000  $   550  $              -  $        -   $        550

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -                 -      (1,743)        (1,743)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                          5,500,000  $   550  $              -  $   (1,743)  $     (1,193)
---------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -        -                 -      (6,922)        (6,922)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                          5,500,000  $   550  $                 $   (8,665)  $     (8,115)
---------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -        -                 -      (5,603)        (5,603)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                          5,500,000  $   550  $              -  $  (14,268)  $    (13,718)
---------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.10 per share   2,500,000      250           249,750           -        250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -        -                 -     (28,732)       (28,732)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                          8,000,000  $   800  $        249,750  $  (43,000)  $    207,550
---------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -        -                 -     (52,428)       (52,428)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2007                          8,000,000  $   800  $        249,750  $  (95,428)  $    155,122
---------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -        -                 -     (69,228)       (69,228)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2008                          8,000,000  $   800  $        249,750  $ (164,656)  $     85,894
---------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -        -                 -     (30,121)       (30,121)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2009                          8,000,000  $   800  $        249,750  $ (194,777)  $     55,773
---------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -        -                 -     (17,425)       (17,425)
---------------------------------------------------------------------------------------------------------------

BALANCE, November 30, 2009                     8,000,000  $   800  $        249,750  $ (212,202)  $     38,348
===============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------
                                                 Cumulative
                                             March 18, 2003          Six months ended       Three months ended
                                             (inception) to            November 30              November 30
                                           November 30,2009         2009         2008        2009         2008
----------------------------------------------------------------------------------------------------------------

REVENUE                                    $            77   $        -   $        -   $        -   $        -
----------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                        41,403        5,997        6,300          846        6,300
  Incorporation                                      1,728            -            -            -            -
  Interest and bank charges                          2,857           43           51            1            -
  Legal                                             19,871       11,000            -            -            -
Office expenses                                      7,929            -        2,529            -        2,001
Consulting                                          59,800            -            -            -            -
Transfer agent                                       6,672          385          378          159          152
Website maintenance                                  2,019            -            -            -            -
WRITE OFF OF WEBSITE DEVELOPMENT COSTS              32,083            -            -            -            -
AMORTIZATION OF WEBSITE DEVELOPMENT COSTS           37,917            -            -            -            -
----------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                     212,279       17,425        9,258        1,006        8,453
----------------------------------------------------------------------------------------------------------------

(LOSS) FOR THE PERIOD                      $      (212,202)  $  (17,425)  $   (9,258)  $   (1,006)  $   (8,453)
================================================================================================================

(LOSS) PER SHARE
 - basic and diluted                                         $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                         8,000,000    8,000,000    8,000,000    8,000,000
================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Cumulative Amounts
                                                                               March 18, 2003
                                                                               (inception) to            Six months ended
                                                                            November 30, 2009  November 30, 2009  November 30, 2008
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $         (212,202)  $        (17,425)  $          (9,258)
Adjustment to reconcile (loss) to net cash used in operating activities:
  -  amortization of website development costs                                        37,917                  -                   -
  -  write off of website development costs                                           32,083                  -                   -
Changes in assets and liabilities:
  -  (increase) prepaid expenses                                                     (20,000)           (20,000)                582
  - increase (decrease) in accounts payable and accrued liabilities                    3,187            (18,431)              2,785
------------------------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                        (159,015)           (55,856)             (5,891)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Website development costs                                                          (70,000)                 -                   -
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                             250,550                  -                   -
------------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      21,535            (55,856)             (5,891)

CASH AND CASH EQUIVALENTS, beginning of period                                             -             77,391              85,362
------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                  $           21,535   $         21,535   $          79,741
====================================================================================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.

1.  INCORPORATION  AND  CONTINUANCE  OF  OPERATIONS

The Company was formed on March 18, 2003 under the laws of the State of Nevada. The Company is in the business of operating an internet portal featuring Chinese business. The Company is considered a development stage company as defined in ASC 915.

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

2.  SIGNIFICANT  ACCOUNTING  POLICIES

(a)  Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2009, there were no cash equivalents.

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

(c)  Advertising  Expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the six months ended November 30, 2009 and 2008.

(d)  Loss  Per  Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted ASC 260, Earnings Per Share. Diluted loss per share is equivalent to basic loss per share.

(e)  Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. None of the bank accounts are insured.

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

(h)  Income  Taxes

The Company has adopted ASC 740, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

(j)  Stock-Based  Compensation

During the year, the Company adopted ASC 718, Compensation - Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.

The Company did not grant any stock options during the periods ended November 30, 2009 and 2008.

(k)  Comprehensive  Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods ended November 30, 2009 and 2008.

(l)  Revenue  Recognition

The  Company  has  recognized  revenue  in  accordance  with  ASC  605,  Revenue
Recognition. The Company recognizes advertising revenue in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenue is recognized ratably over the period. The Company recognizes revenue for fixed-fee advertising arrangements ratably over the term of the insertion order. If, at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of the obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on our internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.

Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

(m)  Website  Development  Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight-line basis. The Company accounts for these costs in accordance with ASC 350, Intangibles, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.

3.     NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance now codified as FASB ASC 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's consolidated financial statements, but did eliminate all references to pre-codification standards.

In June 2009, the FASB issued an update to ASC 860, Transfers and Servicing. This update will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity's continuing involvement in transferred financial assets. This update will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009.

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

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

As of November 30, 2009, we had total assets of $41,535 comprised of $21,535 in cash and prepaid expenses of $20,000. This was a decrease from $77,391 in total assets as of May 31, 2009.

As of November 30, 2009, our total liabilities decreased to $3,187 from $21,618 as of May 31, 2009.

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

RESULTS  OF  OPERATIONS

We posted an operating loss of $1,006 for the three month period ended November 30, 2009. This was a decrease from the operating loss of $8,453 for the same period in the previous fiscal year.

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

As  of  January  14,  2009  there  were 63 owners of record of our common stock.

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

As of November 30, 2009, we have applied the net proceeds to pay $36,106 for debt repayment, $72,019 for development of our internet portal (including website maintenance), $45,422 for professional fees, $40,800 for technical staff and $7,129 for miscellaneous expenses, and prepaid $20,000 for the filing expenses. As of November 30, 2009, the remaining net proceeds from our offering is $21,535.

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

                                             PORTALTOCHINA.COM, INC.




Date: January 14, 2010                   /s/ Caroline Rechia
                                             Caroline Rechia
                                             President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Principal Accounting Officer