Form 10-Q
period 2010-02-28
PORTALTOCHINA COM
filed 2010-04-14
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2010

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

                   Issuer's telephone number: (647) 294-8537

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

As of April 14, 2010 the Issuer had 8,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


PORTALTOCHINA.COM, INC.
(A development stage company)

Balance Sheets
February 28, 2010
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------
                                                                           February 28, 2009  May 31, 2009
----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and cash equivalents                                           $                   -   $    77,391
  Prepaid expenses                                                                   37,938             -
----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                          $              37,938   $    77,391
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                            $               4,524   $    21,618
----------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                             $               4,524   $    21,618
----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
100,000,000 common shares with a par value of $0.0001 per share
  Issued and outstanding:  8,000,000 common shares (2008: 8,000,000)                    800           800

ADDITIONAL PAID-IN CAPITAL                                                          249,750       249,750

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                                 (217,136)     (194,777)
----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                           33,414        55,773
----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $              37,938   $    77,391
==========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from March 18, 2003 (inception) to February 28, 2010
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------
                                                                                       (Deficit)
                                                                                     accumulated          Total
                                                                                          during  stockholders'
                                                   Common stock          Additional  development         equity
                                                  Shares   Amount   paid-in capital        stage   (deficiency)
---------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 18, 2003, $0.0001 per share            5,500,000  $   550  $             -   $        -   $        550

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -                -       (1,743)        (1,743)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                          5,500,000  $   550  $             -   $   (1,743)  $     (1,193)
---------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -        -                -       (6,922)        (6,922)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                          5,500,000  $   550  $                 $   (8,665)  $     (8,115)
---------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -        -                -       (5,603)        (5,603)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                          5,500,000  $   550  $             -   $  (14,268)  $    (13,718)
---------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.10 per share   2,500,000      250          249,750            -        250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -        -                -      (28,732)       (28,732)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                          8,000,000  $   800  $       249,750   $  (43,000)  $    207,550
---------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -        -                -      (52,428)       (52,428)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2007                          8,000,000  $   800  $       249,750   $  (95,428)  $    155,122
---------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -        -                -      (69,228)       (69,228)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2008                          8,000,000  $   800  $       249,750   $ (164,656)  $     85,894
---------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -        -                -      (30,121)       (30,121)
---------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2009                          8,000,000  $   800  $       249,750   $ (194,777)  $     55,773
---------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -        -                -      (22,359)       (22,359)
---------------------------------------------------------------------------------------------------------------

BALANCE, February 28, 2010                     8,000,000  $   800  $       249,750   $ (217,136)  $     33,414
===============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Operations and Comprehensive Loss
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------
                                                       Cumulative
                                                   March 18, 2003      Nine months ended       Three months ended
                                                   (inception) to  February 28  February 28  February 28  February 28
                                                February 28, 2010         2010         2009         2010         2009
---------------------------------------------------------------------------------------------------------------------

REVENUE                                         $             77   $        -   $        -   $        -   $        -
---------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                              42,581        7,175        7,192        1,178          892
  Incorporation                                            1,728            -            -            -            -
  Interest and bank charges                                2,865           51           51            8            -
  Legal                                                    8,871            -            -            -            -
Office expenses                                            7,929            -        2,529            -            -
Consulting                                                74,388       14,588            -        3,588            -
Transfer agent                                             6,832          545          533          161          155
Website maintenance                                        2,019            -            -            -            -
WRITE OFF OF WEBSITE DEVELOPMENT COSTS                    32,083            -            -            -            -
AMORTIZATION OF WEBSITE DEVELOPMENT COSTS                 37,917            -            -            -            -
---------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                           217,213       22,359       10,305        4,935        1,047
---------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD  $       (217,136)  $  (22,359)  $  (10,305)  $   (4,935)  $   (1,047)
=====================================================================================================================

(LOSS) PER SHARE
 - basic and diluted                                               $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
=====================================================================================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                               8,000,000    8,000,000    8,000,000    8,000,000
=====================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


PORTALTOCHINA.COM, INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Cumulative Amounts
                                                                              March 18, 2003
                                                                              (inception) to             Nine months ended
                                                                           February 28, 2010   February 28, 2010   February 28, 2009
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $         (217,136)  $         (22,359)  $        (10,305)
Adjustment to reconcile (loss) to net cash used in operating activities:
  -  amortization of website development costs                                        37,917                   -                  -
  -  write off of website development costs                                           32,083                   -                  -
Changes in assets and liabilities:
  - decrease (increase) in prepaid expenses                                          (37,938)            (37,938)               582
  - increase in accounts payable and accrued liabilities                               4,524             (17,094)             3,832
------------------------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                        (180,550)            (77,391)            (5,891)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Website development costs                                                          (70,000)                  -                  -
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                             250,550                   -                  -
------------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           -              77,391             (5,891)

CASH AND CASH EQUIVALENTS, beginning of period                                             -              77,391             85,362
------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                  $                -   $               -   $         79,741
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

2.  SIGNIFICANT  ACCOUNTING  POLICIES

(a)  Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at February 28, 2010, there were no cash equivalents.

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

(c)  Advertising  Expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the nine months ended February 28, 2010 and 2009.

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

The Company did not grant any stock options during the periods ended February 28, 2010 and 2009.

(k)  Comprehensive  Income

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods ended February 28, 2010 and 2009.

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

3.  NEW  ACCOUNTING  PRONOUNCEMENTS  AND  NEWLY  ADOPTED  ACCOUNTING  POLICIES

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

As of February 28, 2010, we had total assets of $37,938 comprised entirely of prepaid expenses. This was a decrease from $77,391 in total assets as of May 31, 2009.

As of February 28, 2010, our total liabilities decreased to $4,524 from $21,618 as of May 31, 2009.

We  have  not  generated  revenue  since  the  date  of  inception.

We do not presently have sufficient capital to sustain minimal operations for the next 12 months, but one of our shareholders has undertaken to provide such financing as may be required in that regard.

We will not hire any employees until we have re-evaluated our business plan and prospects, if at all. Therefore, we do not know if we will hire any employees over the next twelve months of operations.

RESULTS  OF  OPERATIONS

We posted an operating loss of $4,935 for the three month period ended February 28, 2010. This was an increase from the operating loss of $1,047 for the same period in the previous fiscal year.

ITEM 3.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being February 28, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

As  of  April  14,  2010  there  were  63  owners of record of our common stock.

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

As of February 28, 2010, we have applied the net proceeds to pay $36,106 for debt repayment, $72,019 for development of our internet portal (including website maintenance), $45,422 for professional fees, $40,800 for technical staff and $7,138 for miscellaneous expenses, and prepaid $20,000 for filing expenses and $21,526 for a consultant to assist us with an analysis and development of our business model.

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

32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PORTALTOCHINA.COM, INC.




Date: April 14, 2010                         /s/ Caroline Rechia
                                             Caroline Rechia
                                             President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Principal Accounting Officer