Form 10-K
period 2010-05-31
NORTHRIDGE VENTURES INC.
filed 2010-08-13
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2010

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the transition period from ________ to ________
                          Commission file # 333-111652

                            NORTHRIDGE VENTURES INC.
             (Exact Name of Registrant as Specified in its Charter)

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

As of May 31, 2010, the Issuer had 8,000,000 shares of Common Stock outstanding.

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

As used in this annual report, the terms "we", "us", "our", "Company", and "Northridge" means Northridge Ventures Inc., unless otherwise indicated.

                                     PART I

ITEM  1.     BUSINESS

We were incorporated on March 18, 2003 as Portaltochina.com, Inc. for the purpose of developing and operating an Internet portal located on the World Wide Web at www.portaltochina.com. We experienced difficulty in launching our business through our portal due to the foreign currency administration policies in China. In light of our failure to earn any meaningful revenue, its management plans to develop a new internet portal specifically focused on facilitating commercial real-estate transactions in Canada. On January 1, 2010, we moved our head office from China to 2325 Hurontario Street, Suite 204, Mississauga, Ontario L5A 4K4, telephone: (647) 294-8537. On May 13, 2010, we changed our name to Northridge Ventures Inc.

We are currently investigating the feasibility of our new proposed operations with a view to developing a business plan and revenue model that could enable us to achieve profitable operations. There can be no assurance that our business will be successful or that we will be able to attain profitability. Our future viability, profitability and growth will depend upon our ability to successfully implement our business plan and to expand our operations. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

Our currently available capital and cash flows from operations will be inadequate to execute our business plan and fund operations long enough to become cash flow positive or to achieve profitability. Therefore, our ultimate success will depend upon our ability to raise capital.

We will be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the renewable energy industry, and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

There is no assurance that we will be able to obtain financing on terms satisfactory to use, or at all. We do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

We are also attempting to secure suitable management personnel who can assist us to bring the Company to profitability. Our future success will depend, to a significant extent, on our ability to attract, train and retain capable technical, sales and managerial personnel. Recruiting and retaining capable personnel will be vital to our success. There is substantial competition for qualified technical and managerial personnel, however, and there can be no assurance that we will be able to attract or retain the necessary persons.

MARKETING

Our marketing efforts with regard to our former internet portal were not successful. We are presently revising our business model and our marketing plan with a view to developing our services and market. Until we have completed our evaluation, we will not be engaging in any marketing activities.

COMPETITION

The market for Internet real-estate marketing is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. We expect competition to persist, intensify and increase in the future. There are several Internet sites that market real estate properties in Canada, including those websites operated by Altus Insite (www.altusinsite.com), and the Multiple Listing Service (www.mls.ca). We will also compete with numerous smaller sites operated by real estate brokers and agents.

There are relatively low barriers to entering the market in which we intend to compete. We have no patented technology to preclude competitors from entering our markets; instead, as an information provider we rely on the skill of our personnel. Many of our competitors have longer operating histories, substantial property listings; longer relationships with clients, and significantly greater financial, technical and public relations resources than we do. There can be no assurance that we will be able to successfully compete with existing competitors or with new competitors that may enter one or more of our markets.

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

We may pursue the registration of our trade name in the United States and internationally, though we may not be able to secure adequate protection for our trade name in the United States or other countries. Effective trade name protection may not be available in all the countries in which we conduct business. Policing unauthorized use of trade names is also difficult and expensive. In addition, it is possible that competitors will adopt product or service names similar to our own, thereby impeding our ability to build brand identity and possibly leading to customer confusion.

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

ITEM  3.     LEGAL  PROCEEDINGS

Neither Northridge Ventures Inc. nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against Northridge Ventures Inc. or its officers or directors. None of our officers or directors have been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended May 31, 2010.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "PCHN". Trading of our stock is sporadic and does not constitute an established public market for our shares.

For the periods indicated, the following quotations obtained from OTC Bulletin Board reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

-----------------------------------
QUARTER ENDED        HIGH       LOW
-----------------------------------
August 31, 2008     $0.00     $0.00
November 30, 2008   $0.00     $0.00
February 28, 2009   $0.00     $0.00
May 31, 2009        $0.00     $0.00
August 31, 2009     $0.00     $0.00
November 30, 2009   $0.00     $0.00
February 28, 2010   $0.00     $0.00
May 31, 2010        $0.00     $0.00
-----------------------------------

HOLDERS

Our shares of common stock are issued in registered form. Our transfer agent and registrar is Transfer Online Inc., 512 SE Salmon Street, Portland, OR 97214.

On May 31, 2010, the shareholders' list of our shares of common stock showed 57 registered holders of our shares of common stock and 800,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES.

We were incorporated on March 18, 2003 as Portaltochina.com, Inc. for the purpose of developing and operating an Internet portal located on the World Wide Web at www.portaltochina.com. We experienced difficulty in launching our business through our portal due to the foreign currency administration policies in China. In light of our failure to earn any meaningful revenue, its management plans to develop a new internet portal specifically focused on facilitating commercial real-estate transactions in Canada. On May 13, 2010, we changed our name to Northridge Ventures Inc. Since inception, our capital has been obtained via issuance of common stock and shareholder loans. We are presently revising our business model and prospects in light of our inability to earn any meaningful revenue since inception and with a view to developing revenue producing services.

We will not hire any employees until we have secured sufficient financing to implement our business plan. Therefore, we do not know if we will hire any employees over the next twelve months of operations.

We do not expect to purchase or sell any significant equipment during the next twelve months.

NET LOSS FOR THE YEAR

We posted an operating loss of $38,525 for the fiscal year ending May 31, 2010, due primarily to professional fees, office expenses and transfer agent costs. This was an increase from the operating loss of $30,212 for the previous fiscal year primarily resulting from higher professional fees in relation to the business development.

LIQUIDITY  AND  CAPITAL  RESOURCES.

On November 1, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-111652) effective. Our offering commenced on November 1, 2005, and terminated on March 31, 2006. We sold 2,500,000 shares through the offering at a price of $0.10 per share, for gross proceeds of $250,000.

As of May 31, 2010, we had total assets of $23,557, comprised entirely of prepaid expenses. This is a decrease from $77,391 in total assets as of May 31, 2009. The decrease was attributable to professional fees and administrative expenses.

As of May 31, 2010, our total liabilities decreased to $6,309 from $21,618 as of May 31, 2009. This decrease primarily resulted from payments of professional fees, office expenses and transfer agent costs.

Our business is in the early stages of development. We have not generated revenue since the date of inception. We do not presently have sufficient capital to sustain minimal operations for the next 12 months, but our President has undertaken to provide such financing as may be required in that regard. Since our currently available capital and cash flows from operations will be insufficient to execute our business plan and fund operations long enough to become cash flow positive or to achieve profitability, our ultimate success will depend upon our ability to raise capital.

We will be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the renewable energy industry, and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

There is no assurance that we will be able to obtain financing on terms satisfactory to use, or at all. We do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS

NORTHRIDGE VENTURES INC.
(formerly Portaltochina.com, Inc.)
(A development stage company)

Financial Statements
(EXPRESSED IN U.S. DOLLARS)

May 31, 2010 and 2009



INDEX

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Stockholders' Equity
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

CHANG LEE LLP
Chartered Accountants
                                                           606-815 Hornby Street
                                                        Vancouver, B.C., V6Z 2E6
                                                               Tel: 604-687-3776
                                                              Fax:  604-688-3373

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To  the  Board  of  Directors  and  Stockholders  of

NORTHRIDGE  VENTURES,  INC.
(formerly  Portaltochina.com,  Inc.)

We have audited the accompanying balance sheets of Northridge Ventures Inc. (the "Company") (a development stage company) as at May 31, 2010 and 2009 and the related statements of stockholders' equity, operations and cash flows for the years then ended and for the period from March 18, 2003 (inception) to May 31, 2010. Northridge Ventures Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northridge Ventures Inc. as at May 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from March 18, 2003 (inception) to May
31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada                 Chang Lee LLP
August  5,  2010                  Chartered  Accountants


NORTHRIDGE VENTURES INC.
(formerly Portaltochina.com, Inc.)
(A development stage company)

Balance Sheets
May 31, 2010 and 2009
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------
                                                                                     May 31, 2010  May 31, 2009
---------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash and cash equivalents                                                          $         -   $    77,391
  Prepaid expenses                                                                        23,557             -
---------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                 $    23,557   $    77,391
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                                           $     6,309   $    21,618

TOTAL CURRENT LIABILITIES                                                                  6,309        21,618
---------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
200,000,000 preferred shares with a par value of $0.0001 per share
       Preferred shares: Nil issued                                                            -             -
800,000,000 common shares with a par value of $0.0001* per share
       Issued and outstanding common shares:  800,000 common shares (2009: 800,000)           80            80

ADDITIONAL PAID-IN CAPITAL                                                               250,470       250,470

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                                      (233,302)     (194,777)
---------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                17,248        55,773
---------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $    23,557   $    77,391
===============================================================================================================

*The par value of the common stock was not affected by the reverse stock split and remains at $0.0001 per share. Consequently, on the Company's balance sheet, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to additional paid-in capital in the Company's balance sheet.

The accompanying notes are an integral part of these financial statements.



NORTHRIDGE VENTURES INC.
(formerly Portaltochina.com, Inc.)
(A development stage company)

Statements of Stockholders' Equity
For the period from March 18, 2003 (inception) to May 31, 2010
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                                                                     (Deficit)
                                                                                   accumulated          Total
                                                                                        during  stockholders'
                                                   Common stock        Additional  development         equity
                                                  Shares  Amount  paid-in capital        stage   (deficiency)
-------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 18, 2003, $0.0001 per share              550,000  $   55  $          495   $        -   $        550

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -       -               -       (1,743)        (1,743)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                            550,000  $   55  $          495   $   (1,743)  $     (1,193)
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -       -               -       (6,922)        (6,922)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                            550,000  $   55  $          495   $   (8,665)  $     (8,115)
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -       -               -       (5,603)        (5,603)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                            550,000  $   55  $          495   $  (14,268)  $    (13,718)
-------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.0001 per share   250,000      25         249,975            -        250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -       -               -      (28,732)       (28,732)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                            800,000  $   80  $      250,470   $  (43,000)  $    207,550
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -       -               -      (52,428)       (52,428)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2007                            800,000  $   80  $      250,470   $  (95,428)  $    155,122
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -       -               -      (69,228)       (69,228)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2008                            800,000  $   80  $      250,470   $ (164,656)  $     85,894
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -       -               -      (30,121)       (30,121)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2009                            800,000  $   80  $      250,470   $ (194,777)  $     55,773
-------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -       -               -      (38,525)       (38,525)
-------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2010                            800,000  $   80  $      250,470   $ (233,302)  $     17,248
=============================================================================================================

The accompanying notes are an integral part of these financial statements.



NORTHRIDGE VENTURES INC.
(formerly Portaltochina.com Inc.)
(A development stage company)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------
                                                  Cumulative
                                              March 18, 2003
                                              (inception) to    Year Ended    Year Ended
                                                May 31, 2010  May 31, 2010  May 31, 2009
----------------------------------------------------------------------------------------

REVENUE                                       $          77   $         -   $         -
----------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                  $      44,210   $     8,804   $     7,855
  Incorporation                                       1,728             -             -
  Interest and bank charges                           2,865            51            51
  Legal                                              28,871        20,000             -
Office expenses                                       7,929             -         2,529
Consulting                                           68,769         8,969        19,000
Transfer agent                                        6,988           701           686
Website maintenance                                   2,019             -             -
WRITE OFF OF WEBSITE DEVELOPMENT COSTS               32,083             -             -
AMORTIZATION OF WEBSITE DEVELOPMENT COSTS            37,917             -             -
----------------------------------------------------------------------------------------

TOTAL EXPENSES                                      233,379        38,525        30,121
----------------------------------------------------------------------------------------

(LOSS) AND COMPREHENSIVE LOSS FOR THE PERIOD  $    (233,302)  $   (38,525)  $   (30,121)
========================================================================================

(LOSS) PER SHARE
 - basic and diluted                                          $     (0.05)  $     (0.04)
========================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                             800,000       800,000
========================================================================================

The accompanying notes are an integral part of these financial statements.


NORTHRIDGE VENTURES INC.
(formerly Portaltochina.com Inc.)
(A development stage company)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------------------
                                                                              Cumulative
                                                                                 Amounts
                                                                          March 18, 2003
                                                                          (inception) to    Year Ended    Year Ended
                                                                            May 31, 2010  May 31, 2010  May 31, 2009
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $    (233,302)  $   (38,525)  $   (30,121)
Adjustment to reconcile (loss) to net cash used in operating activities:
  -  amortization of website development costs                                   37,917             -             -
  -  write off of website development costs                                      32,083             -             -
Changes in assets and liabilities:
  -  (increase) decrease prepaid expenses                                       (23,557)      (23,557)          582
  -  increase (decrease) in accounts payable and accrued liabilities              6,309       (15,309)       21,568
--------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                   (180,550)      (77,391)       (7,971)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Website development costs                                                     (70,000)            -             -
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                        250,550             -             -
--------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      -       (77,391)       (7,971)

CASH AND CASH EQUIVALENTS, beginning of period                                        -        77,391        85,362
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                  $           -   $         -   $    77,391
====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest paid                                                           $       1,821   $         -   $         -
  Income taxes paid                                                       $           -   $         -   $         -
====================================================================================================================

The accompanying notes are an integral part of these financial statements.

1.     INCORPORATION  AND  CONTINUANCE  OF  OPERATIONS

The Company, formerly known as Portaltochina.com, Inc. was formed on March 18, 2003 under the laws of the State of Nevada. The Company was in the business of operating an internet portal featuring Chinese business and now plans to develop a new internet portal specifically focused on facilitating commercial real-estate transactions in Canada. On May 13, 2010, the Company changed its name to Northridge Ventures Inc. The Company is considered a development stage company as defined in FASB Accounting Standards Codification ("ASC") 915.

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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2010 and 2009, there were no cash equivalents.

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

(c)     Advertising  Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the years ended May 31, 2010 and 2009.

(d)     Loss  Per  Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. Diluted loss per share is equivalent to basic loss per share because there are no potential dilutive securities.

(e)     Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of May 31, 2010, the Company had $Nil in a bank beyond insured limits (2009: $Nil).

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

 (g)     Fair  Value  of  Financial  Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents and accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments due to their short-term nature. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

On June 1, 2009, the Company adopted ASC Topic 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC Topic 820-10 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The hierarchy consists of three levels:

- Level one - Quoted market prices in active markets for identical assets or liabilities;

- Level two - Inputs other than level one inputs that are either directly or indirectly observable; and

- Level three - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The adoption of ASC Topic 820-10 has no material effect on the Company's financial position or results of operations. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended May 31, 2010 and 2009.

On  June  1,  2009,  the  Company  adopted  the  ASC Topic 820-10-35, Fair Value
Measurements and Disclosures - Subsequent Measurement, which addresses the application for illiquid financial instruments. ASC Topic 820-10-35 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. The adoption of ASC Topic 820-10-35 does not have a material effect on the Company's financial statements.

On June 1, 2009, the Company adopted the ASC Topic 820-10-65, Fair Value Measurements and Disclosures - Transition and Opening Effective Date. The ASC Topic 820-10-65 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC Topic 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this ASC Topic 820-10-65 does not have a material impact on the Company's financial statements.

On  June 1, 2009, the Company adopted ASC Topic 825-10-50, Financial Instruments
- Disclosures and ASC Topic 270-10, Interim Reporting - Overall to disclose about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of ASC Topic 825-10-50 and ASC Topic 270-10 does not have a material impact on the Company's financial statements.

On April 1, 2009, the Company adopted ASC Topic 320-10-65, Debt and Equity Securities - Overall - Transition and Open Effective Date Information. ASC Topic 320-10-65 ASC Topic 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC Topic 320-10-65 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this pronouncement does not have a material impact on the Company's financial statements.

On Decenber 1, 2009, the Company adopted the FASB Accounting Standards Update ("ASU") No. 2009-05 which provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. While reaffirming the existing definition of fair value, the ASU reintroduces the concept of entry value into the determination of fair value. Entry value is the amount an entity would receive to enter into an identical liability. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The adoption of this new standard does not have a material impact on the financial statements.

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

(j)     Stock-Based Compensation

The Company adopted ASC Topic 718-10, Comprehensive - Stock Comprehensive - Overall to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123 (revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options during the years ended May 31, 2010 and 2009.

(k)     Comprehensive  Income

The Company adopted ASC Topic 220-10, Comprehensive Income - Overall, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the years ended May 31, 2010 and 2009.

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

(m)     Website  Development  Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with ASC 350, Intangibles, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense was total of $Nil for the year ended May 31, 2010 (2009: $Nil).

(n)     New  Accounting  Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASC No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010. The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company's financial statements

ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The adoption of ASU No. 2010-13 is not expected to have a material impact on the Company's financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

3.     INCOME TAXES

As at May 31, 2010, the Company has estimated net operating losses carryforward for tax purposes of $233,302 (2009: $194,777). This amount may be applied against future federal taxable income and expired 2023 through 2029. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary difference that give rise to the Company's deferred tax asset (liability) are as follows:

----------------------------------------------------
                                 2010          2009
----------------------------------------------------
Tax loss carry forwards     $  81,656     $  68,172
Valuation allowance           (81,656)      (68,172)
----------------------------------------------------
                       $            -     $       -
----------------------------------------------------

4.     SUBSEQUENT EVENTS

On May 13, 2010, the Company amended its Articles of Incorporation to increase the number of shares of authorized common stock from 100 million shares with a par value of $0.0001 to 800 million shares ($0.0001 par value), and to authorize 200 million shares of preferred stock ($0.0001 par value). On June 3, 2010, the Company effected a 1-for-10 reverse split of the Company's common stock, resulting in the Company's authorized common stock being reduced from 800 million shares ($0.0001 par value) to 80 million shares ($0.0001 par value). All prior periods presented have been adjusted to reflect the impact of this reverse stock split, including basic and diluted weighted-average shares and shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent accountants since our inception as required to be disclosed pursuant to Item 304(b) of Regulation S-K.

ITEM 9A.     CONTROLS AND PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of May 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2010, the Company's disclosure controls and procedures were not effective:

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based solely on the material weaknesses described below, our management has concluded that, as of May 31, 2010, the Company's internal control over financial reporting was not effective. Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of May 31, 2010:

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

3. We did not maintain proper segregation of duties for the preparation of our financial statements - As of May 31, 2010, the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have two officers/directors having oversight on all transactions. This has resulted in several deficiencies including:

a. Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b. Lack of control over preparation of financial statements, and proper application of accounting policies.

4. We lack sufficient information technology controls and procedures - As of May 31, 2010, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

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

               PERIOD SERVED AS
                 NAME     POSITION     AGE     DIRECTOR/OFFICER

Caroline Rechia     President, Treasurer, Secretary, Director     40
03/30/03 to present

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of May 31, 2010 the following table sets forth information known by our management regarding beneficial ownership of our common stock by each person known by us to own, directly or beneficially, more than 5% of our common stock; each of our executive officers and directors; and, all of our officers and directors as a group.

Except as otherwise indicated, our management believes that the beneficial owners of the common stock listed below, based on information furnished by the owners, own the shares directly and have sole investment and voting power over the shares.

                        NAME     NUMBER OF SHARES     %

Caroline Rechia     2,000,000     31%

Directors and officers as a group (one person)     2,000,000     31%

                       Gisela Mills     3,500,000     38%

            Total other 5% owners (one person)     3,500,000     38%

              Total issued and outstanding     8,000,000     100%

The address for all officers, directors and principal shareholders is 2325 Hurontario Street, Suite 204, Mississauga, Ontario L5A 4K4

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
              INDEPENDENCE

There was no transaction during the fiscal year ended May 31, 2010, or any currently proposed transaction, in which Northridge was or is to be a participant and the amount exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

ITEM  14.     PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10K for the fiscal year ended May 31, 2009 was $5,151.

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended May 31, 2010 will be approximately $5,500.

AUDIT  RELATED  FEES

For the fiscal years ended May 31, 2010 and 2009, the aggregate fees billed for assurance and related services by Chang Lee LLP relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $3,653 and $2,343 respectively.

TAX  FEES

For the fiscal years ended May 31, 2010 and 2009, the aggregate fees billed for tax compliance, by Chang Lee LLP were nil.

ALL  OTHER  FEES

For the fiscal years ended May 31, 2010 and 2009, the aggregate fees billed by Chang Lee LLP for other non-audit professional services, other than those services listed above, totaled nil.

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

                                    PART IV

ITEM 13.     EXHIBITS

EXHIBIT TITLE

3.1     Amended and Restated Articles of Incorporation, Northridge Ventures Inc.
3.2     Amended and Restated Bylaws, Northridge Ventures Inc.
14.1    Code of Ethics for Senior Financial Officers, Northridge Ventures Inc.
31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1    Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
        2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NORTHRIDGE VENTURES INC.


Date:  August 10, 2010                       By: /s/ Caroline Rechia
                                             Caroline Rechia
                                             Chief Executive Officer, President,
                                             Chief Financial Officer and
                                             Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE               TITLE                              DATE


/s/ Caroline Rechia     Chief Executive Officer,           August 10, 2010
Caroline Rechia         President,
                        Chief Financial Officer,
                        Principal Accounting Officer
                        & a director