Form 10-Q
period 2010-08-31
NORTHRIDGE VENTURES INC.
filed 2010-10-08
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2010

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

                       2325 HURONTARIO STREET, SUITE 204
                           OAKVILLE, ONTARIO L5A 4K4
                    (Address of principal executive offices)

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

As of August 31, 2010 the Issuer had 800,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


NORTHRIDGE VENTURES INC.
(A development stage company)

Balance Sheets
August 31, 2010 and 2009
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------
                                                                                     August 31, 2010  May 31, 2010
------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Prepaid expenses                                                                   $        7,175   $    23,557
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                 $        7,175   $    23,557
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                                           $       11,910   $     6,309
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                    11,910         6,309
------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
  Authorized:
200,000,000 preferred shares with a par value of $0.0001 per share
       Preferred shares: Nil issued                                                               -             -
800,000,000 common shares with a par value of $0.0001 per share
       Issued and outstanding common shares:  800,000 common shares (2009: 800,000)              80            80

ADDITIONAL PAID-IN CAPITAL                                                                  250,470       250,470

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                                         (255,285)     (233,302)
------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                      (4,735)       17,248
------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $        7,175   $    23,557
==================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


NORTHRIDGE VENTURES INC.
(A development stage company)

Statements of Stockholders' Equity
For the period from March 18, 2003 (inception) to August 31, 2010
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------
                                                                                (Deficit)
                                                                              accumulated          Total
                                                                  Additional       during  stockholders'
                                                  Common stock       paid-in  development         equity
                                                  Shares  Amount     capital        stage   (deficiency)
--------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  March 18, 2003, $0.0001 per share              550,000  $   55  $     495   $        -   $        550

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -       -          -       (1,743)        (1,743)
--------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                            550,000  $   55  $     495   $   (1,743)  $     (1,193)
--------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -       -          -       (6,922)        (6,922)
--------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                            550,000  $   55  $     495   $   (8,665)  $     (8,115)
--------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -       -          -       (5,603)        (5,603)
--------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                            550,000  $   55  $     495   $  (14,268)  $    (13,718)
--------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.0001 per share   250,000      25    249,975            -        250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -       -          -      (28,732)       (28,732)
--------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                            800,000  $   80  $ 250,470   $  (43,000)  $    207,550

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -       -          -      (52,428)       (52,428)
--------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2007                            800,000  $   80  $ 250,470   $  (95,428)  $    155,122
--------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -       -          -      (69,228)       (69,228)
--------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2008                            800,000  $   80  $ 250,470   $ (164,656)  $     85,894
--------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -       -          -      (30,121)       (30,121)
--------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2009                            800,000  $   80  $ 250,470   $ (194,777)  $     55,773
--------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year             -       -          -      (38,525)       (38,525)
--------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2010                            800,000  $   80  $ 250,470   $ (233,302)  $     17,248
--------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period           -       -          -      (21,983)       (21,983)
--------------------------------------------------------------------------------------------------------

BALANCE, August 31, 2010                         800,000  $   80  $ 250,470   $ (255,285)  $     (4,735)
========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


NORTHRIDGE VENTURES INC.
(A development stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------
                                                Cumulative
                                            March 18, 2003
                                            (inception) to         Three months ended
                                           August 31, 2010  August 31, 2010  August 31, 2009
--------------------------------------------------------------------------------------------

REVENUE                                    $           77   $            -   $            -
--------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                       49,585            5,375            5,151
  Incorporation                                     1,728                -                -
  Interest and bank charges                         2,865                -               42
  Legal                                            28,871                -                -
Office expenses                                     7,929                -                -
Consulting                                         85,151           16,382           11,000
Transfer agent                                      7,214              226              227
Website maintenance                                 2,019                -                -
WRITE OFF OF WEBSITE DEVELOPMENT COSTS             32,083                -                -
AMORTIZATION OF WEBSITE DEVELOPMENT COSTS          37,917                -                -
--------------------------------------------------------------------------------------------

TOTAL EXPENSES                                    255,362           21,983           16,420
--------------------------------------------------------------------------------------------

(LOSS) FOR THE PERIOD                      $     (255,285)  $      (21,983)  $      (16,420)
============================================================================================

(LOSS) PER SHARE
 - basic and diluted                                        $        (0.03)  $        (0.02)
============================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                              800,000          800,000
============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


NORTHRIDGE VENTURES INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------
                                                                          Cumulative Amounts
                                                                              March 18, 2003
                                                                              (inception) to         Three months ended
                                                                             August 31, 2009  August 31, 2010  August 31, 2009
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $        (255,285)  $      (21,983)  $      (16,420)
Adjustment to reconcile (loss) to net cash used in operating activities:
  -  amortization of website development costs                                       37,917                -                -
  -  write off of website development costs                                          32,083                -                -
Changes in assets and liabilities:
  -  (increase) decrease in prepaid expenses                                         (7,175)          16,382                -
  - increase (decrease) in accounts payable and accrued liabilities                  11,910            5,601          (14,285)
------------------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                       (180,550)               -          (30,705)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Website development costs                                                         (70,000)               -                -
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                            250,550                -                -
------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          -                -          (30,705)

CASH AND CASH EQUIVALENTS, beginning of period                                            -                -           77,391
------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                  $               -   $            -   $       46,686
==============================================================================================================================

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

On May 13, 2010, the Company amended its Articles of Incorporation to increase the number of shares of authorized common stock from 100 million shares with a par value of $0.0001 to 800 million shares ($0.0001 par value), and to authorize 200 million shares of preferred stock ($0.0001 par value). On June 3, 2010, the Company effected a 1-for-10 reverse split of the Company's common stock, resulting in the Company's authorized common stock being reduced from 800 million shares ($0.0001 par value) to 80 million shares ($0.0001 par value). On August 19, 2010, the Company amended its Articles of Incorporation to increase its authorized capital to 800 million shares of common stock (par value $0.0001) and 200 million shares of preferred stock (par value $0.0001). All prior periods presented have been adjusted to reflect the impact of this reverse stock split, including basic and diluted weighted-average shares and shares issued and outstanding.

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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2010, there were no cash equivalents.

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

(c)     Advertising  Expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended August 31, 2010 and 2009.

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

(e)     Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of August 31, 2010, the Company had $Nil in a bank beyond insured limits.

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

(g)     Fair  Value  of  Financial  Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments due to their short-term nature. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollar.


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

(j)     Stock-Based Compensation

The Company adopted ASC Topic 718-10, Comprehensive - Stock Comprehensive - Overall to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123 (revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options during the period ended August 31, 2010.

(k)     Comprehensive  Income

The Company adopted ASC Topic 220-10, Comprehensive Income - Overall, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the period ended August 31, 2010.

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

(m)     Website  Development  Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with ASC 350, Intangibles, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense was total of $Nil for the periods ended August 31, 2010 (2009: $Nil).

(n)     New  Accounting  Pronouncements

In April 2010, the FASB issued ASU 2010-17 - Revenue Recognition - Milestone Method (ASU 2010-17). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. ASU 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The adoption of this standard is not expected to have a material impact on our financial condition, results of operations or cash flows.

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

NET LOSS FOR THE PERIOD

We posted an operating loss of $21,983 for the period ending August 31, 2010, due primarily to professional fees and transfer agent costs. This was an increase from the operating loss of $16,420 for the previous fiscal year primarily resulting from higher professional fees in relation to business development.

LIQUIDITY  AND  CAPITAL  RESOURCES.

As of August 31, 2010, we had total assets of $7,175, comprised entirely of prepaid expenses. This is a decrease from $23,557 in total assets as of May 31, 2010. The decrease was attributable to professional fees and administrative expenses.

As of August 31, 2010, our total liabilities increased to $11,910 from $6,309 as of May 31, 2010. This increase primarily resulted from professional fees and transfer agent costs.

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

ITEM 3.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being August 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART  II.     OTHER  INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Neither Northridge Ventures Inc., nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against Northridge Ventures Inc. or its officers or directors. None of our officers or directors have been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

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

                                             NORTHRIDGE VENTURES INC.

Date: October 7, 2010                        /s/ Caroline Rechia
                                             Caroline Rechia
                                             President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Principal Accounting Officer