Form 10-Q
period 2010-11-30
NORTHRIDGE VENTURES INC.
filed 2011-01-18
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2010

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

As of November 30, 2010 the Issuer had 14,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

NORTHRIDGE VENTURES INC.
(A development stage company)

Balance Sheets
November 30, 2010 and 2009
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------------
                                                                                       November 30, 2010   May 31, 2009
-----------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and cash equivalents                                                            $           4,584   $         -
  Prepaid expenses                                                                                43,895        23,557
-----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                   $          48,479   $    23,557
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                                             $           6,767   $     6,309
  Promissory Note (Note 4)                                                                        55,800             -
-----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                         62,567         6,309
-----------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
200,000,000 preferred shares with a par value of $0.0001 per share
       Preferred shares: Nil issued
800,000,000 common shares with a par value of $0.0001 per share
       Issued and outstanding common shares:  1,400,000 common shares (2009: 800,000)              1,400            80

ADDITIONAL PAID-IN CAPITAL          315,150   250,470

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                                              (330,638)     (233,302)
-----------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                       (14,088)       17,248
-----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $          48,479   $    23,557
=======================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


NORTHRIDGE VENTURES INC.
(A development stage company)

Statements of Stockholders' Equity
For the period from March 18, 2003 (inception) to November 30, 2010
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------
                                                                                         (Deficit)
                                                                                       accumulated          Total
                                                                                            during  stockholders'
                                                       Common stock        Additional  development         equity
                                                     Shares   Amount  paid-in capital        stage   (deficiency)
-----------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
  March 18, 2003, $0.0001 per share                 550,000  $    55  $          495   $        -   $        550

Comprehensive income (loss)
  Loss and comprehensive loss for the period              -        -               -       (1,743)        (1,743)
-----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                               550,000  $    55  $          495   $   (1,743)  $     (1,193)
-----------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year                -        -               -       (6,922)        (6,922)
-----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                               550,000  $    55  $          495   $   (8,665)  $     (8,115)
-----------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year                -        -               -       (5,603)        (5,603)
-----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                               550,000  $    55  $          495   $  (14,268)  $    (13,718)
-----------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.0001 per share      250,000       25         249,975            -        250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the year                -        -               -      (28,732)       (28,732)
-----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                               800,000  $    80  $      250,470   $  (43,000)  $    207,550
-----------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year                -        -               -      (52,428)       (52,428)
-----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2007                               800,000  $    80  $      250,470   $  (95,428)  $    155,122
-----------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year                -        -               -      (69,228)       (69,228)
-----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2008                               800,000  $    80  $      250,470   $ (164,656)  $     85,894
-----------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year                -        -               -      (30,121)       (30,121)
-----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2009                               800,000  $    80  $      250,470   $ (194,777)  $     55,773
-----------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year                -        -               -      (38,525)       (38,525)
-----------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2010                               800,000  $    80  $      250,470   $ (233,302)  $     17,248
-----------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  October 11, 2010, $0.005 per share             13,200,000    1,320          64,680            -         66,000
-----------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the period              -        -               -      (97,336)       (97,336)
-----------------------------------------------------------------------------------------------------------------

BALANCE, November 30, 2010                       14,000,000  $ 1,400  $      315,150   $ (330,638)  $    (14,088)
=================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


NORTHRIDGE VENTURES INC.
(A development stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------
                                                  Cumulative
                                              March 18, 2003     Three months ended     Six months ended
                                              (inception) to         November 30             November
                                           November 30, 2010       2010       2009        2010       2009
----------------------------------------------------------------------------------------------------------

REVENUE                                    $             77   $       -   $      -   $       -   $
----------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                         51,265       1,680        846       7,055      5,997
  Incorporation                                       1,728           -          -           -          -
  Interest and bank charges                           4,787       1,922          1       1,922         43
  Legal                                              82,297      42,426          -      53,426     11,000
Office expenses                                       7,894         (35)         -         (35)         -
Consulting                                           93,532      19,381          -      24,763          -
Transfer agent                                        7,395         181        159         407        385
Website maintenance                                   2,019           -          -           -          -
Mineral exploration                                   9,798       9,798          -       9,798          -
WRITE OFF OF WEBSITE DEVELOPMENT COSTS               32,083           -          -           -          -
AMORTIZATION OF WEBSITE DEVELOPMENT COSTS            37,917           -          -           -          -
----------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                      330,715      75,353      1,006      97,336     17,425
----------------------------------------------------------------------------------------------------------

(LOSS) FOR THE PERIOD                      $       (330,638)  $ (75,353)  $ (1,006)  $ (97,336)  $(17,425)
==========================================================================================================

(LOSS) PER SHARE
 - basic and diluted                                          $   (0.01)  $  (0.00)  $   (0.02)  $  (0.02)
==========================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                         8,117,391    800,000   4,458,696    800,000
==========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


NORTHRIDGE VENTURES INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                 Cumulative
                                                                                    Amounts
                                                                             March 18, 2003
                                                                             (inception) to             Six months ended
                                                                          November 30, 2010  November 30, 2009  November 30, 2010
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $       (330,638)  $        (97,336)  $        (17,425)
Adjustment to reconcile (loss) to net cash used in operating activities:
  -  amortization of website development costs                                      37,917                  -                  -
  -  write off of website development costs                                         32,083                  -                  -
Changes in assets and liabilities:
  -  (increase) prepaid expenses                                                   (43,895)           (20,338)           (20,000)
  - increase (decrease) in accounts payable and accrued liabilities                  8,567              2,258            (18,431)
---------------------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                      (295,966)          (115,416)           (55,856)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Website development costs                                                        (70,000)                 -                  -
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from promissory note                                                     54,000             54,000                  -
  Proceeds from issuance of common stock                                           316,550             66,000                  -
---------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          370,550            120,000                  -

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     4,584              4,584            (55,856)

CASH AND CASH EQUIVALENTS, beginning of period                                           -                  -             77,391
---------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                  $              -   $              -   $         21,535
=================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

1.     INCORPORATION  AND  CONTINUANCE  OF  OPERATIONS

The Company, formerly known as Portaltochina.com, Inc. was formed on March 18, 2003 under the laws of the State of Nevada for the purpose of operating an internet portal to facilitate business with China. On May 13, 2010, the Company changed its name to Northridge Ventures Inc. The Company is considered a development stage company as defined in FASB Accounting Standards Codification ("ASC") 915.

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

On October 8, 2010, the Company acquired a 100% interest in two non-contiguous mineral exploration licenses comprising 19 claims located along southeastern Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 475 hectares (1,174) at a total cost to the Company of $10,000. As a result of the acquisition, the Company changed its business to mineral exploration and abandoned its former business, including all planned internet related development.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercially minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. In 2005, the Company acquired mineral interests in two non-contiguous properties located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown, Labrador, Canada. In 2009, the Company abandoned its interest in these mineral properties.

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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2010 and May 31, 2010, there were no cash equivalents.

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

(c)     Advertising  Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the three and six month periods ended November 30, 2010 and 2009.

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

(e)     Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of November 30, 2010, the Company had $Nil in a bank beyond insured limits (May 31, 2010: $Nil).

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

The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three and six months periods ended November 30, 2010 and 2009.

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

(j)     Stock-Based Compensation

The Company adopted ASC Topic 718-10, Comprehensive - Stock Comprehensive - Overall to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123 (revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options during the three or six month periods ended November 30, 2010 and 2009.

(k)     Comprehensive  Income

The Company adopted ASC Topic 220-10, Comprehensive Income - Overall, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the three or six month periods ended November 30, 2010 and 2009.

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

(m)     Mineral  Property  Payments  and  Exploration  Costs

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. The Company assesses the carrying costs for impairment when indicators of impairment exist. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated total recoverable proven and probable reserves.

Mineral property exploration and development costs are expensed as incurred until the establishment of economically viable reserves.

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

NOTE  3  -  MINERAL  PROPERTY  INTEREST

On October 8, 2010, the Company acquired a 100% interest in two non-contiguous mineral exploration licenses (license numbers 017985M and 017987M) comprising 17 claims located along south-eastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 425 hectares (1,054.8 acres). The closing of the acquisition took place on December 17, 2010. The Company paid the agreed-upon amount of $9,798
(CAD$10,000) to the seller of the mineral licenses, who is the son of the Company's majority stockholder.

NOTE  4  -  PROMISSORY  NOTE

On October 8, 2010, the Company issued a promissory note to an unaffiliated third party for $54,000. The note is due and payable on October 8, 2011 and accrues interest at the rate of 20% per annum, calculated semi-annually, payable on the due date. As of November 30, 2010, the carrying value of the promissory note is $55,800, including accrued interest of $1,800. The Company may repay the note  in  whole  or  in  part  at  any  time  prior  to  the  due  date.

NOTE  5  -  PREFERRED  AND  COMMON  STOCK

The Company has 200,000,000 shares of preferred stock authorized and none issued.

The Company has 800,000,000 shares of common stock authorized, of which 14,000,000 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

During the period ended November 30, 2010, the Company sold 13,200,000 shares of common stock at $0.005 per share through a private placement to a controlling shareholder. The gross proceeds of the offering was $66,000.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

On October 11, 2010, the Company sold 13,200,000 shares of its common stock to Gisela Mills, who was one of its controlling stockholders at the time of the sale, for cash consideration of $66,000.

During the quarter ended November 30, 2010, the Company paid legal fees of $39,926 (2009 - $ nil) to a law firm affiliated to a related party of the Company.

During the quarter ended November 30, 2010, the Company paid legal retainer of $15,602 (2009- $nil) to a law firm affiliated to a related party of the Company.

See  Note  3.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR PLAN OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A
RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS," "DESCRIPTION OF BUSINESS" AND ELSEWHERE IN THIS PROSPECTUS.

OVERVIEW

We were incorporated on March 18, 2003 as Portaltochina.com, Inc. for the purpose of developing and operating an Internet portal located on the World Wide Web at www.portaltochina.com. We experienced difficulty in launching our business through our portal due to the foreign currency administration policies in China. In light of our failure to earn any meaningful revenue, our management determined that we should revise our business plan to develop a new internet portal specifically focused on facilitating commercial real-estate transactions in Canada. On January 1, 2010, we relocated our office to 2325 Hurontario Street, Suite 204, Mississauga, Ontario L5A 4K4 (telephone:
647-294-8537;  facsimile:  416-850-5739).

In accordance with the change in business focus and relocation of our principal office, on May 13, 2010 we changed our name to Northridge Ventures Inc. and increased our authorized capital to 800 million shares of common stock (par value $0.0001) and 200 million shares of preferred stock (par value $0.0001). On June 3, 2010, the Company completed a 10-for-1 reverse split of its authorized common stock, resulting in 80 million authorized common shares, of which 800,000 shares were issued and outstanding. On August 19, 2010, the Company again increased its authorized common stock to 800 million shares, without affecting the number of issued and outstanding common shares.

On October 8, 2010, we acquired a 100% interest in four non-contiguous mineral exploration licenses comprising 19 claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 475 hectares (1,174 acres).

On October 11, 2010, a change in control of the Company occurred when we sold 13,200,000 shares of our common stock at $0.005 per share to Gisela Mills, one of our controlling stockholders, through a private placement for cash consideration of $66,000. As a result of this acquisition, Mrs. Mills acquired a majority of our voting stock and thereby controls the Company.

Consequent upon the recent acquisition of our mineral exploration licenses, we have changed our business to mineral exploration and abandoned our former business plan, including all planned internet-related development.

Our business plan is to explore the Paradise River Property to determine whether there are commercially exploitable reserves of valuable minerals. Phase I of our exploration program will consist of expanded geological mapping, and geochemical sampling that will cover previously established grid areas, as well as other prospective sites that may be developed to delineate either base metals or industrial minerals. Geochemical sampling will include rock, stream sediment and till sampling. Several airborne electromagnetic anomalies will be re-verified on the ground and mapped for size and extent. If Phase I develops any high priority targets for further exploration, then we will proceed with Phase II of the proposed exploration program, consisting of 800 to 1000 metres of diamond drilling, mobilized to the nearest road by truck, then helicopter-supported from that point. We anticipate that Phase I will cost approximately $26,680 while Phase II would cost approximately $195,500. To date, we have not commenced exploration on the Paradise River Property.

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

Our sole executive officer will only be devoting approximately six hours per week of her time to our business. We do not foresee this limited involvement as negatively impacting our company over the next 12 months because all exploratory work is being performed by an outside consultant. If, however, the demands of our business require more time of our officer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, she is prepared to adjust her timetable to devote more time to our business. She may, however, not be able to devote sufficient time to the management of our business, as and when needed.

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our exploration program.

We do not have plans to purchase any significant equipment or to hire any employees during the next 12 months, or until we have proved reserves.

We have not earned revenue since inception and we presently have no proven or probable mineral reserves. There is no assurance that our mineral claims contain commercially exploitable reserves of valuable minerals. Since inception, we have suffered recurring losses and net cash outflows from operations, and our activities have been financed from the proceeds of share subscriptions and loans from management and non-affiliated third parties. We expect to continue to incur substantial losses to implement our business plan. We have not established any other source of equity or debt financing and there can be no assurance that we will be able to obtain sufficient funds to implement our business plan. As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern. If we cannot continue as a going concern, then our investors may lose all of their investment.

RESULTS OF OPERATIONS

We have not earned any meaningful revenue since inception on March 18, 2003. We do not anticipate earning revenue until such time as we have entered into commercial production of the Paradise River Property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable reserves of valuable minerals on the Paradise River Property, or that if such resources are discovered that we will commercially produce them.

We posted an operating loss of $75,353 for the three month period ending November 30, 2010, due primarily to professional fees, consulting fees, the acquisition of our mineral property and interest expenses. This was an increase from the operating loss of $1,006 for same period in the previous fiscal year.

The operating loss for the six months period ending November 30, 2010 increased from $17,425 for the same period in the previous fiscal year to $97,336 due primarily to the increased professional fees, consulting fees, the acquisition of mineral property and interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2010, we had total assets of $48,479, comprised of $4,584 in cash and $43,895 in prepaid expenses. This is an increase from $23,557 in total assets as of May 31, 2010. The increase was attributable to a private placement completed on October 11, 2010, of 13,200,000 common shares at a price of $0.005 per share for gross proceeds of $66,000.

As of November 30, 2010, our total liabilities increased to $62,567 from $6,309 as of May 31, 2010. This increase primarily resulted from the issuance of the promissory note.

On October 8, 2010, we secured a loan of $54,000 from an unaffiliated third party at an interest rate of 20% on the unpaid balance, calculated semi-annually. The loan and all accrued interest are due and payable on October 8, 2011. We may pay all or part of the loan at any time before the due date.

On October 11, 2010, we completed a private placement of 13,200,000 shares of our common stock at a price of $0.005 per share to a controlling shareholder for total cash proceeds of $66,000.

Our business is in the early stages of development. We have not generated revenue since the date of inception. As a result of recent financing activity, we presently have sufficient working capital to maintain our present level of operations for the next 12 months but not to commence Phase I of our proposed exploration program. We will require additional funding in order to commence our exploration program.

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock. There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

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