Form 10-Q
period 2011-04-13
NORTHRIDGE VENTURES INC.
filed 2011-04-14
CIK 1272906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2011

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

                   Issuer's telephone number: (647) 918-4955

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

As of April 14 , 2011 the Issuer had 14,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


NORTHRIDGE VENTURES INC.
(A development stage company)

Balance Sheets
February 28, 2011 and 2010
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------
                                                                       February 28, 2011  May 31, 2010
------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash and cash equivalents                                            $          5,516   $         -
  Prepaid expenses                                                               18,778        23,557
------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                   $         24,294   $    23,557
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                             $         10,492   $     6,309
  Promissory Note (Note 4)                                                       58,500             -
------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                        68,992         6,309
------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)

SHARE CAPITAL
  Authorized:
200,000,000 preferred shares with a par value of $0.0001 per share
       Preferred shares: Nil issued                                                   -             -
800,000,000 common shares with a par value of $0.0001 per share
       Issued and outstanding common shares: 14,000,000 common shares             1,400            80
                                             (2009: 800,000)

ADDITIONAL PAID-IN CAPITAL                                                      315,150       250,470

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                             (361,248)     (233,302)
------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (44,698)       17,248
------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $         24,294   $    23,557
======================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


NORTHRIDGE VENTURES INC.
(A development stage company)

Statements of Stockholders' Equity
For the period from March 18, 2003 (inception) to February 28, 2011
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------
                                                                                    (Deficit)
                                                                                  accumulated          Total
                                                                      Additional       during  stockholders'
                                                       Common stock      paid-in  development         equity
                                                     Shares   Amount     capital        stage   (deficiency)
------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 18, 2003, $0.0001 per share                 550,000  $    55  $      495  $        -   $        550

Comprehensive income (loss)
  Loss and comprehensive loss for the period              -        -           -      (1,743)        (1,743)
------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                               550,000  $    55  $      495  $   (1,743)  $     (1,193)
------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year                -        -           -      (6,922)        (6,922)
------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                               550,000  $    55  $      495  $   (8,665)  $     (8,115)
------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year                -        -           -      (5,603)        (5,603)
------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                               550,000  $    55  $      495  $  (14,268)  $    (13,718)
------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  March 1 to March 24, 2006, $0.0001 per share      250,000       25     249,975           -        250,000

Comprehensive income (loss)
  Loss and comprehensive loss for the year                -        -           -     (28,732)       (28,732)
------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                               800,000  $    80  $  250,470  $  (43,000)  $    207,550
------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year                -        -           -     (52,428)       (52,428)
------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2007                               800,000  $    80  $  250,470  $  (95,428)  $    155,122
------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year                -        -           -     (69,228)       (69,228)
------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2008                               800,000  $    80  $  250,470  $ (164,656)  $     85,894
------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year                -        -           -     (30,121)       (30,121)
------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2009                               800,000  $    80  $  250,470  $ (194,777)  $     55,773
------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)
  Loss and comprehensive loss for the year                -        -           -     (38,525)       (38,525)
------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2010                               800,000  $    80  $  250,470  $ (233,302)  $     17,248
------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
  October 11, 2010, $0.005 per share             13,200,000    1,320      64,680           -         66,000

Comprehensive income (loss)
  Loss and comprehensive loss for the period              -        -           -    (127,946)      (127,946)
------------------------------------------------------------------------------------------------------------

BALANCE, February 28, 2011                       14,000,000  $ 1,400  $  315,150  $ (361,248)  $    (44,698)
============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


NORTHRIDGE VENTURES INC.
(A development stage company)

Statements of Operations and Comprehensive loss
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------
                                                       Cumulative
                                                   March 18, 2003     Nine months ended        Three months ended
                                                   (inception) to  February 28  February 28  February 28  February 28
                                                February 28, 2010         2011         2010         2011         2010
---------------------------------------------------------------------------------------------------------------------

REVENUE                                         $             77   $        -   $        -   $        -   $        -

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                              54,839       10,629        7,175        3,574        1,178
  Incorporation                                            1,728            -            -            -            -
  Interest and bank charges                                7,521        4,656           51        2,734            8
  Legal                                                   86,414       57,543            -        4,117            -
Office expenses                                            6,928       (1,001)           -         (967)           -
Consulting                                               114,532       45,763       14,588       21,000        3,588
Transfer agent                                             7,546          558          545          152          161
Website maintenance                                        2,019            -            -            -            -
Mineral Exploration                                        9,798        9,798            -            -            -
WRITE OFF OF WEBSITE DEVELOPMENT COSTS                    32,083            -            -            -            -
AMORTIZATION OF WEBSITE DEVELOPMENT COSTS                 37,917            -            -            -            -
---------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                           361,325      127,946       22,359       30,610        4,935
---------------------------------------------------------------------------------------------------------------------

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD  $       (361,248)  $ (127,946)  $  (22,359)  $  (30,610)  $   (4,935)
=====================================================================================================================

(LOSS) PER SHARE
 - basic and diluted                                           -   $    (0.02)  $    (0.00)  $    (0.00)  $    (0.00)
=====================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                          -    6,147,445      800,000    4,000,000      800,000
=====================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


NORTHRIDGE VENTURES INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Cumulative Amounts
                                                                              March 18, 2003
                                                                              (inception) to             Nine months ended
                                                                           February 28, 2010   February 28, 2011   February 28, 2010
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  (Loss) for the period                                                   $         (361,248)  $        (127,946)  $        (22,359)
Adjustment to reconcile (loss) to net cash used in operating activities:
  -  amortization of website development costs                                        37,917                   -                  -
  -  write off of website development costs                                           32,083                   -                  -
Changes in assets and liabilities:
  - decrease (increase) in prepaid expenses                                          (18,778)              4,779            (37,938)
  - increase (decrease) in accounts payable and accrued liabilities                   68,992              62,683            (17,094)
------------------------------------------------------------------------------------------------------------------------------------

Net cash from (used in) operating activities                                        (241,034)            (60,484)           (77,391)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Website development costs                                                          (70,000)                  -                  -
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                             316,550              66,000                  -
------------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       5,516               5,516             77,391

CASH AND CASH EQUIVALENTS, beginning of period                                             -                   -             77,391
------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                  $            5,516   $           5,516   $              -
====================================================================================================================================

 Supplemental information of cash flows
   Interest paid in cash                                                  $                -   $               -   $              -

   Income taxes paid in cash                                              $                -   $               -   $              -

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

1.     INCORPORATION  AND  CONTINUANCE  OF  OPERATIONS

The Company, formerly known as Portaltochina.com, Inc. was formed on March 18, 2003 under the laws of the State of Nevada. The Company was in the business of operating an internet portal featuring Chinese business. On May 13, 2010, the Company changed its name to Northridge Ventures Inc. The Company is considered a development stage company as defined in FASB Accounting Standards Codification ("ASC") 915.

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

2.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at February 28, 2011 and May 31, 2010, there were no cash equivalents.

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

(c)     Advertising  Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the three and nine months periods ended February 28, 2011 and 2010.

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

(e)     Concentration  of  Credit  Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of February 28, 2011, the Company had $Nil in a bank beyond insured limits (May 31, 2010: $Nil).

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

 (g)     Fair  Value  of  Financial  Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents, accounts payable and accrued liabilities, and promissory note. Fair values were assumed to approximate carrying values for these financial instruments due to their short-term nature. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

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

The adoption of ASC Topic 820-10 has no material effect on the Company's financial position or results of operations. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three and nine months periods ended February 28, 2011 and 2010.

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

On December 1, 2009, the Company adopted the FASB Accounting Standards Update ("ASU") No. 2009-05 which provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. While reaffirming the existing definition of fair value, the ASU reintroduces the concept of entry value into the determination of fair value. Entry value is the amount an entity would receive to enter into an identical liability. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The adoption of this new standard does not have a material impact on the financial statements.

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

(j)     Stock-Based Compensation

The Company adopted ASC Topic 718-10, Comprehensive - Stock Comprehensive - Overall to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123 (revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options during the three and nine months periods ended February 28, 2011 and 2010.

(k)     Comprehensive  Income

The Company adopted ASC Topic 220-10, Comprehensive Income - Overall, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the three and nine months periods ended February 28, 2011 and 2010.

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

On October 8, 2010, the Company issued a promissory note to an unaffiliated third party for $54,000. The note is due and payable on October 8, 2011 and accrues interest at the rate of 20% per annum, calculated semi-annually, payable on the due date. As of February 28, 2011, the carrying value of the promissory note is $58,500, including accrued interest of $4,500. The Company may repay the note  in  whole  or  in  part  at  any  time  prior  to  the  due  date.

NOTE  5  -  PREFERRED  AND  COMMON  STOCK

The Company has 200,000,000 shares of preferred stock authorized and none issued.

The Company has 800,000,000 shares of common stock authorized, of which 14,000,000 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no preemptive rights.

On October 11, 2010, the Company sold 13,200,000 shares of common stock at $0.005 per share through a private placement to the controlling shareholder. The gross proceeds of the offering was $66,000.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

During the quarter ended February 28, 2011, the Company was refunded a legal retainer of $15,602 USD (2009- $nil) by a law firm affiliated with a related party of the Company.

See  Note  3

NOTE  7  -  SUBSEQUENT  EVENT

On March 18, 2011, the Company filed a security registration form S-1, whereby The Company plans to sell a minimum of 15,000,000 and a maximum of 24,000,000 shares of its common stock at $0.005 per share. The shares will be sold by its President on a best efforts basis. No broker-dealer is participating in this offering and no sales commission will be paid to any person in connection with this offering.

The company will use the proceeds to pay for debt repayment, acquire mineral exploration properties, prospecting, professional fees and working capital.

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

On October 11, 2010, a change in control of the Company occurred when we sold 13,200,000 shares of our common stock at $0.005 per share to Gisela Mills, then one of our controlling stockholders, through a private placement for cash consideration of $66,000. As a result of this acquisition, Mrs. Mills acquired a majority of our voting stock and thereby controls the Company.

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

Our executive officers will only be devoting approximately six hours per week of her time to our business. We do not foresee this limited involvement as negatively impacting our company over the next 12 months because all exploratory work is being performed by an outside consultant. If, however, the demands of our business require more time of our officer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, they are prepared to adjust their timetables to devote more time to our business. They may, however, not be able to devote sufficient time to the management of our business, as and when needed.

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

NINE MONTH PERIOD ENDED FEBRUARY 28, 2011 COMPARED TO THE NINE MONTHS PERIOD ENDED FEBRUARY 28, 2010

We realized a net loss of $127,946 during the nine months period ended February 28, 2011. Operating expenses during the period consisted of $68,172 in professional fees, $45,763 in consulting fees, $9,798 in mineral property exploration costs, $4,656 in interest expenses, $558 in office and other general corporate expenses, and foreign exchange gain of $1,001.

Operating expenses for the nine months period ended February 28, 2010 were $22,359 and were attributable to $14,588 in consulting fees, $7,175 in professional fees, and $596 in office and other general corporate expenses.

QUARTER ENDED FEBRUARY 28, 2011 COMPARED TO THE QUARTER ENDED FEBRUARY 28, 2010

We realized a net loss of $30,610 during the three months period ended February 28, 2011. Operating expenses during the period consisted of $21,000 in consulting fees, $7,691 in professional fees, $2,734 in interest expenses, $152 in office and other general corporate expenses, and foreign exchange gain of $967.

Operating expenses for the three months period ended February 28, 2010 were $4,935 and were attributable to $3,588 in consulting fees, $1,178 in professional fees, and $169 in office and other general corporate expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2011, we had total assets of $24,294 comprised of $5,516 in cash and $18,778 in prepaid expenses. This is a increase from $23,557 in total assets as of May 31, 2010. The increase was attributable to a private placement completed on October 11, 2010, of 13,200,000 common shares at a price of $0.005 per share for gross proceeds of $66,000.

As of February 28, 2011, our total liabilities increased to $68,992 from $6,309 as of May 31, 2010. This increase primarily resulted from the issue of the promissory note.

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

ITEM 3.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being February 28, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                                             NORTHRIDGE VENTURES INC.

Date: April 14, 2011                         /s/ Fidel Thomas
                                             Fidel Thomas
                                             President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Principal Accounting Officer