Form 10-K
period 2011-05-31
NORTHRIDGE VENTURES INC.
filed 2011-08-30
CIK 1272906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file # 333-111652

NORTHRIDGE VENTURES INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0449083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Act:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the Registrant’s Common Stock, computed by reference to the average bid and asked price of the Common Stock, as of November 30, 2010 was $17,500.

As of August 19, 2011, the Issuer had 14,000,000 shares of Common Stock outstanding.

FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used in this annual report, the terms “we”, “us”, “our”, “Company”, and “Northridge” means Northridge Ventures Inc., unless otherwise indicated.

PART I

Item 1. BUSINESS

We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any property we acquire. Exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Background

We were incorporated on March 18, 2003 as Portaltochina.com, Inc. for the purpose of developing and operating an Internet portal located on the World Wide Web at www.portaltochina.com. We experienced difficulty in launching our business through our portal due to the foreign currency administration policies in China. In light of our failure to earn any meaningful revenue, our management determined that we should revise our business plan to develop a new internet portal specifically focused on facilitating commercial real-estate transactions in Canada. On January 1, 2010, we relocated our office to 2325 Hurontario Street, Suite 204, Mississauga, Ontario L5A 4K4 (telephone: 647-918-4955; facsimile: 416-850-5739).

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

On October 8, 2010, we acquired a 100% interest in two non-contiguous mineral exploration licenses comprising 19 claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 475 hectares (1,174 acres).

On October 11, 2010, a change in control of the Company occurred when we sold 13,200,000 shares of our common stock at $0.005 per share to Gisela Mills, one of our controlling stockholders, through a private placement for cash consideration of $66,000. Through this acquisition, Ms. Mills acquired a majority of our voting stock and thereby controls the Company.

As a result of the recent acquisition of our mineral exploration licenses, we have changed our business to mineral exploration and abandoned our former business plan, including all planned internet-related development.

On March 10, 2010, we appointed Fidel Thomas as President, CEO and Treasurer of the Company. Mr. Thomas is a communications consultant who has worked exclusively within the mining industry since 2008. Mr. Thomas resigned as an officer of the Company on June 15, 2011, for personal reasons. Caroline Rechia has been appointed as President , CEO and Treasurer of the Company until suitable incumbents for these offices can be engaged.

We have not commenced business operations. To date, our activities have been limited to the development of our abandoned internet portal, organizational matters, acquiring our mineral claims, researching our claims and the preparation of our securities filings.

Mineral Property Acquisition

We are an exploration stage company engaged in the business of acquiring mineral exploration rights throughout North America, exploring for commercially producible quantities of minerals, and exploiting any mineral deposits we discover that demonstrate economic feasibility. Since we are an exploration stage company, there is no assurance that commercially exploitable reserves of valuable minerals exist on any property that we now own or may own in the future. We will need to do further exploration before a final evaluation of the economic and legal feasibility of our future exploration is determined.

There can be no assurance that we will be able to acquire any mineral property that has commercially producible quantities of any mineral, or that we will discover them if they exist. If we are unable to find reserves of valuable minerals or if we cannot remove the minerals because we either do not have the capital to do so, or because it is not economically feasible to do so, then we may cease operations and our stockholders may lose their investment.

We intend to seek out prospective mineral exploration properties by retaining the services of professional mining geologists to be selected. As of the date of this annual report, we have not selected a geologist. We are initially focusing our exploration efforts in the Province of Newfoundland and Labrador, but we will also consider exploration opportunities elsewhere in North America.

Any mineral property to be considered for acquisition will require due diligence by our management. Due diligence would likely include purchase investigation costs such as professional fees charged by consulting geologists, preparation of geological reports on properties, title searches and travel costs associated with on-site inspections. During this period, we would also need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. In the event that our available capital is insufficient to acquire an additional mineral property and sustain minimum operations, we will need to secure additional funding.

We presently have no known reserves of any type of mineral.

Upon acquiring mineral exploration rights, we will require further funding to explore the underlying claims to determine if they contain commercially producible quantities of precious metals or ore minerals. We will be unable to estimate the cost of such exploration until we know the size and location of the property underlying our mineral rights. We expect that such exploration costs will typically consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined location(s) on the property), and cost of analyzing these samples.

If we discover significant quantities of precious metals or mineral ores on the property underlying our mineral rights, we will begin technical and economic feasibility studies to determine if we have reserves. We will not be able to estimate the cost of such feasibility studies until we know the size and location of the property. We will only consider developing the property if we have proved reserves of precious metals or mineral ores that can be profitably extracted.

Any work that would be conducted on a property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The professional engineers and geologists we engage will evaluate the information derived from the exploration and excavation, and will advise us on the economic feasibility of removing the mineralized material.

Paradise River Property

On October 8, 2010, we acquired from our attorney (who is also the son of our controlling shareholder) a 100% interest in the Paradise River Property: two non-contiguous mineral exploration licenses comprising 19 claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 475 hectares (1,174 acres). The mineral licenses underlying the Paradise River Property are registered with the Government of Newfoundland and Labrador and are presently in good standing. The closing of the acquisition took place on December 17, 2010. The total cost of the acquisition was $10,000 CAD.

All the available mineral rights adjacent to the Paradise River Property are owned by Eagleridge Resources Inc. of Newfoundland, a competitor company with whom we do not have any affiliation or other relationship. It is very likely that we would be unable to expand the Paradise River Property to the surrounding area, if we wanted to do so. Our exploration of the Paradise River Property will therefore be limited to our current mineral claims and any commercially producible mineral deposits that may be located within them.

There can be no assurance that commercially producible reserves of valuable minerals exist on the Paradise River Property, or that we will discover them, if they exist. If we are unable to find reserves of valuable minerals or if we cannot remove the minerals because we either do not have the capital to do so, or because it is not economically feasible to do so, then we will abandon our interest in the Paradise River Property.

Mineral Claims

The Paradise River Property consists of two non-contiguous mineral exploration licenses comprising a total of 19 claims having a total area of 425 hectares (mineral rights license numbers 018059M and 018061M), wholly owned by us. We hold all of our mineral titles free and clear of any encumbrances or liens.

The following table sets out all the mineral exploration licenses that currently compose the Paradise River Property.

Mineral				National
Exploration		Number		Topographic
License		of	Area	Series Map
Number	Licensee Holder	Claims	(hectares)	Sheet

018059M	Northridge Ventures Inc. (100%)	10	250	13H/05
018061M	Northridge Ventures Inc. (100%)	9	225	13H/05

	TOTALS	19	475
			(1,174 acres)

Our mineral exploration licenses entitle us to explore the claims composing the Paradise River Property subject to the laws and regulations of the Province of Newfoundland and Labrador. Title to mineral claims are issued and administered by the Mineral Lands Division of the Ministry of Natural Resources, and title must comply with all provisions under the Mineral Act of Newfoundland and Labrador.

Under Newfoundland law, our mineral licenses may be held for one year after the date of Issuance Date, and thereafter from year to year if, on or before the anniversary date, we perform assessment work on the underlying claims having a minimum value of not less than C$200 per claim in the first year, C$250 per claim in the second year, and C$300 per claim in the third year. If we are unable to complete the assessment work required to be done in any twelve month period, we can maintain our claims in good standing by posting a cash security deposit for the amount of the deficiency. When the deficient work is completed and accepted the security deposit will be refunded. Otherwise, the security deposit will be forfeited. If we do not comply with these maintenance requirements, then we will forfeit our claims at the end of the anniversary date for each respective claim. All of our claims are presently in good standing, which means that they are free and clear of all work and/or monetary holding requirements.

History of the Claims

Early knowledge of the area is based mainly on descriptions of coastal localities and 1:500000 scale reconnaissance mapping and mineral exploration of the interior. More recently, complete aeromagnetic coverage and lake-sediment geochemical data have become available for the region.

Geological mapping at 1:100,000 scale, as a 5-year Canada - Newfoundland joint project aimed at mapping an 80 km coastal fringe of the Grenville Province in southern Labrador, was carried out from 1984 to 1987 by the Newfoundland and Labrador Geological Survey. Further studies conducted between 1986 and 1994 used U-Pb geochronology to directly determine the age of deformation within the zones developed throughout the region.

The earliest reported exploration activity in the area includes intermittent work carried out by the British Newfoundland Exploration Company (BRINEX). Initial geological mapping and mineral potential evaluation was carried out in 1954, which resulted in a favorable recommendation of the area for titanium, copper, nickel and gold mineralization. In 1959, airborne magnetic and electromagnetic surveys were flown, and a combined geological, lake sediment geochemical, ground electromagnetic and prospecting program was undertaken in 1965. Active interest by BR1NEX ceased after further reconnaissance geological mapping in 1966.

Spurred on by the mineral exploration staking rush following the Voisey’s Bay discovery, the area has seen mineral exploration during the late 1990s. Consolidated Viscount Resources Ltd and Consolidated Magna Ventures Limited completed some detailed exploration work in the area. Detailed work was completed during 1995 and 1996 over this area, and included prospecting, geological mapping, geochemical sampling, grid establishment and geophysics.

Location and Access

The Paradise River Property is located approximately 22 km west-southwest of the abandoned community of Paradise River, and 50 km southwest of the community of Cartwright. Our mineral licenses lie within National Topographic Series map sheet 13H/05.

The Paradise River Property is approximately 17 km from tidewater. Cartwright, located 225 km east of the town of Happy Valley - Goose Bay, has a gravel air strip for scheduled air traffic, and is serviced by chartered float plane and scheduled coastal boat traffic during ice free months (June to October). The town has a motel, and some supplies and services can be procured there.

The Paradise River claims are accessible by helicopter for the purpose of an initial property assessment. Lodging and meals could be support from the community of Cartwright, or from a cabin in the vicinity of Paradise River. The Trans Labrador Highway passes east of Paradise River, and at its closest point is 11.5 km from the property.

Technical Report

On June 10, 2011, the Canadian Securities Administrators (CSA) published for comment proposed Multilateral Instrument 51-105 Issuers Quoted in the U.S. Over-the-Counter Markets (“MI 51-105”), which would, if adopted and applicable to Northridge Ventures Ltd., could require us to file a technical report concerning the Paradise River Property that will comply with the provisions of the CSA’s National Instrument 43-101, Standards of Disclosure for Mineral Projects (a "Technical Report"). While 51-105 is only proposed for comment and is not yet effective, our management is of the view that it is in the best interest of the Company to produce a Technical Report on the Paradise River Property before contemplating any exploration activities.

The Technical Report will be prepared by a qualified professional engineer. We do not have any plans, arrangements or understandings with any professional engineer or anyone else for the preparation of the Technical Report.

The Technical Report will follow the guidelines specified by the Canadian Council of Professional Geoscientists ("CCPG") and will include property description and location, history, geological setting, deposit types, mineralization, exploration, drilling, sampling method and approach, sample preparation, analyses and security, data verification, mineral resource and mineral reserve estimates, as well as other relevant data and information. General tasks to be completed include: (i) a geologic examination of the mineral property; (ii) a compilation and review of all existing documents and data; (iii) preparation of a summary of the documents and data in accordance with NI 43-101 requirements; and (iv) preparation of the Technical Report.

Due to the proposed MI 51-105, the Company is unable to disclose any scientific or technical information about the Paradise River Property without a Technical Report.

U.S. reporting requirements for disclosure of mineral properties are governed by the SEC Guide 7. The standards of disclosure of mineral properties under NI 43-101 and SEC Guide 7 are substantially different. All mineral resources disclosed in our Technical Report will be estimated in accordance with the definition standards on mineral resources and mineral reserves of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Accordingly, when the Technical Report is produced, the Company will disclose it on Form 8-K in order to satisfy our "public disclosure" obligations under SEC Regulation FD, but the Technical Report will not filed with the SEC.

If the Technical Report identifies claim positions for which there is sufficient indication of economic geological value to support further exploration (“high priority targets”), we plan to seek additional financing to complete any exploration program concerning the Paradise River Property that may be recommended in the Technical Report. We do not know how much it will cost to implement any such exploration program and there is no way for us to reasonably predict the cost.

Our management estimates that the Technical Report will take approximately 30-60 days to produce and at a cost of approximately $30,000. We do not have sufficient capital to commission the preparation of the Technical Report.

Management Experience

Our management has no professional training or technical credentials in the exploration, development, or operation of mines. Consequently, we may not be able to recognize or take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Moreover, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Our management may make mistakes in decisions and choices that could cause our operations and ultimate financial success to suffer irreparable harm.

Our executive officer will only be devoting limited time as required to our business. We do not foresee this limited involvement as negatively impacting our company over the next 12 months because all exploratory work will be performed by an outside consultant. If, however, the demands of our business require more time of our officers, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, they are prepared to adjust their timetables to devote more time to our business. They may, however, not be able to devote sufficient time to the management of our business, as and when needed.

Geological and Technical Consultants

Since our management is inexperienced with exploration, we intend to retain qualified persons on a contract basis as needed to assist us with our exploration activities, including the survey, exploration, and excavation of the Paradise River Property. We do not presently have any verbal or written agreement regarding the retention of any such persons.

We do not have any verbal or written agreement regarding the retention of any qualified engineer for the preparation of the Technical Report.

Competitive Factors

The mining industry is highly fragmented and we will be competing with many other exploration companies looking for minerals. We are one of the smallest exploration companies and are an infinitely small participant in the mineral exploration business. While we generally compete with other exploration companies, there is no competition for the exploration of minerals from our claims.

We are an early stage mineral exploration company, which means that we do not have a mineral property with any current mineral resource or mineral reserves defined or any drilling or trenching work proposed. We compete with other early stage and junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in early stage and junior mineral exploration companies. The presence of competing early stage and junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration activities if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also be competing with other early stage, junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, mineral exploration supplies and drill rigs.

Location Challenges

We do not expect any major challenges in accessing the Paradise River Property for the purpose of preparing a technical report, or, if warranted, any subsequent initial exploration.

Property Interests and Mining Claims in General

Mineral claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mineral claims are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of the public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of a patented mining claim located in the United States is challenged by the Bureau of Land Management or the U.S. Forest Service on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Such a challenge might be raised when a patent application is submitted or when the government seeks to include the land in an area to be dedicated to another use.

Regulations

Mining operations and exploration activities are subject to various national, state/provincial, and local laws and regulations in North America, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. In particular, any exploration of the Paradise River Property will be subject to the regulations of the Department of Natural Resources of the Province of Newfoundland & Labrador.

In the Province of Newfoundland and Labrador, any person who intends to conduct an exploration program must submit prior notice with a detailed description of the activity to the Department. An exploration program that may result in ground disturbance or disruption to wildlife habitat must have an Exploration Approval from the Department of Natural Resources before the activity can commence. Some exploration activities, such as bulk sampling and road construction, or activities in designated sensitive areas, may require registration for environmental assessment.

We will secure all necessary permits for exploration and, if development is warranted on the property, we will file final plans of operation before we start any mining operations. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the Province of Newfoundland and Labrador.

Our activities are also subject to various federal and state/provincial laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We intend to conduct business with a view to safeguarding public health and the environment and operating in compliance with applicable laws and regulations. We will generally be required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies. Changes to current state/provincial or federal laws and regulations in North America could in the future require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

With regard to the Paradise River Property, the only "cost and effect" of compliance with environmental regulations in Canada is returning the surface to its previous condition upon abandonment of the property. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

Employees

We currently have no employees other than our officers and directors, who have not been paid for their services. We do not have any employment agreements with our officers or directors. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers or directors.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire, including a consulting geologist and a mining engineer. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The consulting geologist will evaluate the information derived from the exploration and excavation and the engineer will advise us on the economic feasibility of removing the mineralized material.

We do not have plans to purchase any significant equipment or to hire any employees during the next 12 months.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We have a 100% interest in 19 mineral claims comprising the Paradise River Property. This interest only relates to the right to explore for and extract minerals from the claims. We do not own any real property interest in the claims. We do not own or lease any property other than the Paradise River Property.

Map showing the location of the Paradise River Property

Item 3. Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of Northridge Ventures Inc. has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Markets Group OTCQB under the symbol "PCHN". Trading of our stock is sporadic and does not constitute an established public market for our shares. There is no assurance that a public market for our common stock will ever be established. Furthermore, since the shares purchased in this offering will be immediately resalable, such resale could have a depressive effect on the market price of our common stock.

For the periods indicated, the following quotations obtained from OTCQB reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
August 31, 2009	$0.00	$0.00
November 30, 2009	$0.00	$0.00
February 28, 2010	$0.00	$0.00
May 31, 2010	$0.00	$0.00
August 31, 2010	$0.00	$0.00
November 30, 2010	$0.00	$0.00
February 28, 2010	$0.00	$0.00
May 31, 2011	$0.00	$0.00

Holders

On May 31, 2011, the stockholders’ list of our shares of common stock showed 57 registered holders of our shares of common stock and 14,000,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available there for in our sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

Penny Stock Regulation

Our shares must comply with the Penny Stock Reform Act of 1990, which may potentially decrease our shareholders’ ability to easily transfer their shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that must comply with the penny stock rules. Since our shares must comply with such penny stock rules, our shareholders will in all likelihood find it more difficult to sell their securities.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our plan of operation should be read in conjunction with the financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Description of Business" and elsewhere in this annual report.

Our business is in the early stages of development. We have not generated revenue since the date of inception, but have suffered recurring losses and net cash outflows from operations. We expect to continue to incur substantial losses to implement our business plan until we obtain an interest in a property, find mineralized material, delineate an ore body, and begin profitably removing and selling minerals. We have no proven or probable mineral reserves, and there is no assurance that any mineral claims that we now have or may acquire in the future will contain commercially exploitable reserves of valuable minerals.

To date, our activities have been financed from the proceeds of share subscriptions and loans from management and non-affiliated third parties. We have not established any other source of equity or debt financing and there can be no assurance that we will be able to obtain sufficient funds to implement our business plan. As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern. If we cannot continue as a going concern, then our investors may lose all of their investment.

No Operating History

We have only just changed our business to mineral exploration. We have no operations upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of properties we may secure, and possible cost overruns due to price and cost increases in services.

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

We posted an operating loss of $139,163 for the year ended May 31, 2011, due primarily to professional fees of $54,776 and consulting fees of $68,320, the impairment of mineral property for $9,798 and $7,384 in bank charges and interest expenses. This was an increase from our operating loss of $38,525 for the same period in the previous fiscal year.

Liquidity and Capital Resources

As of May 31, 2011, we had total assets of $12,555, comprised of $350 in cash and $12,205 in prepaid expenses. This is a decrease from $23,557 in total assets as of May 31, 2010. The decrease was primarily attributable to the rendering of prepaid professional and consulting fees.

As of May 31, 2011, our total liabilities increased to $68,470 from $6,309 as of May 31, 2010. This increase primarily resulted from the issuance promissory note in the fiscal year.

On October 8, 2010, we secured a loan of $54,000 from an unaffiliated third party at an interest rate of 20% on the unpaid balance, calculated semi-annually. The loan and all accrued interest are due and payable on October 8, 2011. We may pay all or part of the loan at any time before the due date. As of May 31, 2011, the loan has accrued $7,200 in interest. We have not made any payment in respect of the loan.

On October 11, 2010, we completed a private placement of 13,200,000 shares of our common stock at a price of $0.005 per share to a controlling shareholder for total cash proceeds of $66,000.

We do not presently have sufficient working capital and therefore will need to obtain financing to sustain our present level of operations for the next 12 months, or to acquire additional mineral properties or to commission the preparation of a Technical Report on the Paradise River Property.

On March 18, 2011, we filed a registration statement on Form S-1, to offer to the public a minimum of 15,000,000 and a maximum of 24,000,000 shares of our common stock at $0.005 per share. The shares will be sold by on a best efforts basis. No broker-dealer is participating in the offering and no sales commission will be paid to any person in connection with the offering. We intend to use the proceeds to pay for debt repayment, acquire mineral exploration properties, prospecting, professional fees and working capital.

If we are unable to sell all of the shares offered through our registration statement, we will be required to pursue sources of additional capital to fund the acquisition of additional mineral properties and the preparation of the Technical Report, including joint venture projects and debt or equity financings. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. Therefore any debt financing of our acquisition or exploration activities may be very costly and result in substantial dilution to our stockholders.

Future financing through equity investments is likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the mining industry, and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

There is no assurance that we will be able to obtain financing on terms satisfactory to us, or at all. We do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. FINANCIAL STATEMENTS

NORTHRIDGE VENTURES INC.

(formerly Portaltochina.com, Inc.)

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

May 31, 2011 and 2010

Index

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Stockholders’ Equity

Statements of Operations and Comprehensive Loss

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Northridge Ventures, Inc.

(formerly Portaltochina.com, Inc.)

We have audited the accompanying balance sheet of Northridge Ventures Inc. (the “Company”) (an exploration stage company, formerly Portaltochina.com, Inc.) as at May 31, 2011 and the related statements of stockholders’ equity, operations and comprehensive loss and cash flow for the year then ended and for the period from March 18, 2003 (inception) to May 31, 2010. Northridge Ventures Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the Company’s financial statements as of and for the year ended May 31, 2010, and the cumulative data from March 18, 2003 (inception) to May 31, 2010 in the statements of stockholders’ equity, operations and comprehensive loss and cash flows, which were audited by other auditors whose report, dated August 5, 2010 which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from March 18, 2003 (inception) to May 31, 2010, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northridge Ventures Inc. as at May 31, 2011 and the result of its operations and its cash flow for the year then ended and for the period from March 18, 2003 (inception) to May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada
August 18, 2011	Chartered Accountants

NORTHRIDGE VENTURES INC.

(formerly Portaltochina.com, Inc.)

(An exploration stage company)

Balance Sheets

May 31, 2011 and 2010

(Expressed in U.S. Dollars)

	May 31, 2011	May 31, 2010

ASSETS

Current
Cash and cash equivalents	$350	$—
Prepaid expenses	12,205	23,557

Total assets	$12,555	$23,557

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
Promissory note	$61,200	—
Accounts payable and accrued liabilities	7,270	6,309

Total liabilities	68,470	6,309

STOCKHOLDERS’ EQUITY

Share capital

Preferred stock, $0.0001 par value; 200,000 shares authorized; no shares issued	—	—

Common stock, $0.0001 par value; 800,000,000 shares authorized; 14,000,000 and 800,000 shares issued	1,400	80

Additional paid-in capital	315,150	250,470

(Deficit) accumulated during the exploration stage	(372,465)	(233,302)

Total stockholders' equity	(55,915)	17,248

Total liabilities and stockholders' equity	$12,555	$23,557

The accompanying notes are an integral part of these financial statements.

NORTHRIDGE VENTURES INC.

(formerly Portaltochina.com, Inc.)

(An exploration stage company)

Statements of Stockholders' Equity

For the period from March 18, 2003 (inception) to May 31, 2011

(Expressed in U.S. Dollars)

				(Deficit)
				accumulated	Total
				during	stockholders'
	Common stock		Additional	development	equity
	Shares	Amount	paid-in capital	stage	(deficiency)

Balance, May 31, 2009	800,000	$80	$250,470	$(194,777)	$55,773

Comprehensive income (loss)
Loss and comprehensive loss for the year	—	—	—	(38,525)	(38,525)

Balance, May 31, 2010	800,000	$80	$250,470	$(233,302)	$17,248

Issuance of common stock for cash, October 11, 2010, $0.005 per share	13,200,000	1,320	64,680	—	66,000

Comprehensive income (loss)
Loss and comprehensive loss for the year	—	—	—	(139,163)	(139,163)

Balance, May 31, 2011	14,000,000	$1,400	$315,15	(372,465)	$(55,915)

The accompanying notes are an integral part of these financial statements.

NORTHRIDGE VENTURES INC.

(formerly Portaltochina.com Inc.)

(An exploration stage company)

Statements of Operations and Comprehensive Loss

(Expressed in U.S. Dollars)

	Cumulative March 18, 2003 (inception) to May 31, 2011	Year Ended May 31, 2011	Year Ended May 31, 2010

Revenue	$77	$—	$—

Expenses
Interest and bank charges	10,249	7,384	51
Professional fees	129,585	54,776	28,804
General and administrative expenses	7,929	—	—
Consulting	137,089	68,320	8,969
Transfer agent	7,702	714	701
Website maintenance	2,019	—	—
Impairment of mineral property	9,798	9,798	—
Write off of Website Development Costs	32,083	—	—
Amortization of Website Development Costs	37,917	—	—

Operating (Loss)	(374,294)	(140,992)	(38,525)

Other Income (Loss)
Foreign exchange gain (Loss)	1,829	1,829	—

Net loss and comprehensive loss for the period	$(372,465)	$(139,163)	$(38,525)

Basic and diluted loss per share		$(0.02)	$(0.05)

Weighted average number of
common shares outstanding
- basic and diluted		8,105,205	800,000

The accompanying notes are an integral part of these financial statements.

NORTHRIDGE VENTURES INC.

(formerly Portaltochina.com Inc.)

(An exploration stage company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	Cumulative
	March 18, 2003
	(inception) to	Year Ended	Year Ended
	May 31, 2011	May 31, 2011	May 31, 2010

Cash flows from (used in) operating activities
(Loss) for the period	$(372,465)	$(139,163)	$(38,525)
Adjustment to reconcile (loss) to net cash used in operating activities:
- amortization of website development costs	37,917	—	—
- Accrued interest expenses	7,200	7,200	—
- write off of website development costs	32,083	—	—
- Impairment of mineral property	9,798	9,798	—
Changes in assets and liabilities:
- (increase) decrease prepaid expenses	(12,205)	11,352	(23,557)
- increase (decrease) in accounts payable and accrued liabilities	7,270	961	(15,309)

Net cash from (used in) operating activities	(290,402)	(109,852)	(77,391)

Cash flows (used in) investing activities

Acquisition of mining properties	(9,798)	(9,798)	—
Website development costs	(70,000)	—	—

Net cash from (used in) investing activities	(79,798)	(9,798)	—

Cash flows from (used in) financing activities
Proceeds from issuance of promissory note	54,000	54,000	—
Proceeds from issuance of common stock	316,550	66,000	—

Cash flows from (used in) financing activities	370,550	120,000	—

Increase (decrease) in cash and cash equivalents	350	350	(77,391)

Cash and cash equivalents, beginning of period	—	—	77,391

Cash and cash equivalents, end of period	$350	$350	$—

Supplemental disclosure of cash flows information
Interest paid	$1,821	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

NOTE 1 - INCORPORATION AND CONTINUANCE OF OPERATIONS

The Company, formerly known as Portaltochina.com, Inc. was formed on March 18, 2003 under the laws of the State of Nevada. The Company was in the business of operating an internet portal featuring Chinese business. On May 13, 2010, the Company changed its name to Northridge Ventures Inc. The Company is considered an exploration stage company as defined in FASB Accounting Standards Codification (“ASC”) 915.

On May 13, 2010, the Company amended its Articles of Incorporation to increase the number of shares of authorized common stock from 100 million shares with a par value of $0.0001 to 800 million shares ($0.0001 par value), and to authorize 200 million shares of preferred stock ($0.0001 par value). On June 3, 2010, the Company effected a 1-for-10 reverse split of the Company’s common stock, resulting in the Company’s authorized common stock being reduced from 800 million shares ($0.0001 par value) to 80 million shares ($0.0001 par value). On August 19, 2010, the Company amended its Articles of Incorporation to increase its authorized capital to 800 million shares of common stock (par value $0.0001) and 200 million shares of preferred stock (par value $0.0001). All prior periods presented have been adjusted to reflect the impact of this reverse stock split, including basic and diluted weighted-average shares and shares issued and outstanding.

Since its formation, the Company has not yet realized any revenues from its operations. Currently, the Company is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercially minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. On October 8, 2010, the Company acquired a 100% interest in two non-contiguous mineral exploration licenses comprising 19 claims located along southeastern Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 475 hectares (1,174) at a total cost to the Company of CAD$10,000. As a result of the acquisition, the Company changed its business to mineral exploration and abandoned its former business, including all planned internet related development.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred operating losses and requires additional funds to maintain its operations. Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

(a) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2011 and 2010, there were no cash equivalents.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(c) Advertising Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the years ended May 31, 2011 and 2010.

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

(e) Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of May 31, 2011, the Company had $Nil in a bank beyond insured limits (May 31, 2010: $Nil).

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

(g) Fair Value of Financial Instruments

The Company values its financial instruments as required by ASC 320-12-65. The estimated fair value amounts have been determined by the Company using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts payable and accrued liabilities, and promissory notes.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at the respective reporting periods.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

(g) Fair Value of Financial Instruments (continued)

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

•         Level one – Quoted market prices in active markets for identical assets or liabilities;

•         Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

•         Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The carrying values of cash and cash equivalents, accounts payable, other payables and promissory notes approximate fair values due to their short maturities.

(h) Income Taxes

The Company has adopted ASC 740, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

(j) Stock-Based Compensation

The Company adopted ASC Topic 718-10, Comprehensive – Stock Comprehensive – Overall to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123 (revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options during the years ended May 31, 2011 and 2010.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

(k) Comprehensive Income

The Company adopted ASC Topic 220-10, Comprehensive Income - Overall, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended May 31, 2011 and 2010.

(l) Prepaid Expenses

Certain expenses, primarily professional fees, have been prepaid and will be used within one year.

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

(n) Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

(o) Comparative figure

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

(p) New Accounting Pronouncements

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

In February 2010, the  FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company’s financial statements

ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The adoption of ASU No. 2010-13 is not expected to have a material impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 3 – MINERAL PROPERTY INTEREST

On October 8, 2010, the Company acquired a 100% interest in two non-contiguous mineral exploration licenses (license numbers 017985M and 017987M) comprising 17 claims located along south-eastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 425 hectares (1,054.8 acres). The closing of the acquisition took place on December 17, 2010. The Company paid the agreed-upon amount of $9,798 (CAD$10,000) to the seller of the mineral licenses, who is the son of the Company’s majority stockholder.

Under Newfoundland law, our mineral licenses may be held for one year after the date of Issuance Date, and thereafter from year to year if, on or before the anniversary date, we perform assessment work on the underlying claims having a minimum value of not less than C$200 per claim in the first year, C$250 per claim in the second year, and C$300 per claim in the third year. If we are unable to complete the assessment work required to be done in any twelve month period, we can maintain our claims in good standing by posting a cash security deposit for the amount of the deficiency. When the deficient work is completed and accepted the security deposit will be refunded. Otherwise, the security deposit will be forfeited. If we do not comply with these maintenance requirements, then we will forfeit our claims at the end of the anniversary date for each respective claim. All of our claims are presently in good standing, which means that they are free and clear of all work and/or monetary holding requirements.

During the year ended May 31, 2011, the Company was operated with a working capital deficit, was unable to obtain the funding to carry out the technical report in its mineral claims, has no expertise in the exploration and mining sector and was unable to determine if commercially producible reserves of valuable minerals exist in the Company’s mineral property, which serve as the indicators of impairment on the Company’s mineral property. As the result of the above impairment assessment, the Company wrote off the carrying cost of mineral property interest of $9,798 during fiscal year 2011.

NOTE 4 – PROMISSORY NOTE

On October 8, 2010, the Company issued a promissory note to an unaffiliated third party for $54,000. The note is due and payable on October 8, 2011 and accrues interest at the rate of 20% per annum, calculated semi-annually, payable on the due date. As of May 31, 2011, the carrying value of the promissory note is $61,200, including accrued interest of $7,200. The Company may repay the note in whole or in part at any time prior to the due date.

NOTE 5 - PREFERRED AND COMMON STOCK

Common Stock

The Company is authorized to issue up to 800,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

As of May 31, 2011, the Company had a total of 14,000,000 shares of common stock outstanding.

On October 11, 2010, the Company sold 13,200,000 shares of common stock at $0.005 per share through a private placement to a controlling shareholder. The gross proceeds of the private placement was $66,000.

Preferred Stock

The Company is authorized to issue up to 200,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock have been issued.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended May 31, 2011, the Company owed to the son of the principal shareholder of $1,287 (2010: $2,632)

During the year ended May 31, 2011, the Company paid aggregate legal fees of $39,926 (2010: $nil) to a company controlled by the son of the principal shareholder.

See Note 3 and 5.

NOTE 7 - INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	May 31, 2011	May 31, 2010

Net loss before income taxes	$139,163	$38,525

Income tax recovery at statutory rates of 35%	48,707	13,484
Unrecognized benefits of non-capital losses	(48,707)	(13,484)
Total income tax recovery	$—	$—

As at May 31, 2011, the Company has estimated net operating losses carry forward for tax purposes of $372,465 (2010: $233,302). This amount may be applied against future federal taxable income and expired 2023 through 2031. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgement about the reliability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary difference that give rise to the Company’s deferred tax asset (liability) are as follows:

	May 31, 2011	May 31, 20-10

Tax loss carry forwards	$130,363	$81,656
Valuation allowance	(130,363)	(81,656)
	$—	$—

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our independent accountants during our two most recent fiscal years as required to be disclosed pursuant to Item 304(b) of Regulation S-K.

Item 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2011, the Company's disclosure controls and procedures were not effective:

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

Management’s Report on Internal Control over Financial Reporting

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based solely on the material weaknesses described below, our management has concluded that, as of May 31, 2011, the Company’s internal control over financial reporting was not effective. Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of May 31, 2011:

1.     We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is our management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

2.     Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared. Notwithstanding, the controls and policies we employ are not sufficiently documented.

3.     We did not maintain proper segregation of duties for the preparation of our financial statements – As of May 31, 2010, the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have two officers/directors having oversight on all transactions. This has resulted in several deficiencies including:

a.     Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.     Lack of control over preparation of financial statements, and proper application of accounting policies.

4.     We lack sufficient information technology controls and procedures – As of May 31, 2011, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

Changes in Internal Control Over Financial Reporting

We have also established and evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation. Nor have there have been any changes in our internal control over financial reporting during the last fiscal year. We do not intend to implement any changes to our internal control over financial reporting until there is a significant change in our level of operations and capital resources.

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

Name	Position	Age	Period Served as Director/Officer
Caroline Rechia	President, Treasurer, Secretary, Director	41	03/30/03 to present

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

We have attempted and will continue to attempt to insure that any transactions between us and our officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to us than could be obtained from unaffiliated third parties on an arm’s-length basis.

Involvement in Certain Legal Proceedings

During the last ten years none of our directors or officers have:

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

Compliance with Section 16(a) of the Exchange Act

Under the Securities Laws of the United States, the Company’s Directors, our Executive (and certain other) Officers, and any persons holding more than ten percent of the Company's common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.

All of these filing requirements were satisfied by the Company’s Officers, Directors, and ten-percent holders.

In making these statements, we have relied on the written representation of our Directors and Officers or copies of the reports that they have filed with the Commission.

Committees of the Board

All proceedings of the board of directors for the fiscal year ended May 31, 2011 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Caroline Rechia, at the address appearing on the first page of this annual report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of May 31, 2011, information concerning ownership of our securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than five percent of each class:

The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage of class
Caroline Rechia (Chief Executive Officer and a director)	250,000	2%
All directors and executive officers, as a group	250,000	2%
Gisela Mills	13,500,000	96%

The mailing address for all directors, executives officers and beneficial owners of more than 5% of our common stock is 2325 Hurontario Street, Suite 204, Mississauga, Ontario L5A 4K4.

Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof, upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which can be exercised within 60 days from the date hereof, have been exercised.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 8, 2010, we acquired a 100% interest in two non-contiguous mineral exploration licenses (license numbers 017985M and 017987M) comprising 17 claims located along south-eastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 425 hectares (1,054.8 acres). The closing of the acquisition took place on December 17, 2010. We paid our attorney the agreed-upon amount of CAD$10,000 to acquire the mineral licenses on our behalf and then transfer them to us.

During the year ended May 31, 2011, the Company paid aggregate legal fees of $39,926 (2010: $nil) to our attorney.

Our attorney is the son of Gisela Mills, our majority stockholder. Except as one of our stockholders, Mrs. Mills did not receive any benefit from the acquisition or the transfer of the mineral licenses or any other payment to our attorney.

On October 11, 2010, we sold 13,200,000 shares of our common stock to Gisela Mills, who was one of our controlling stockholders at the time of the sale, for cash consideration of $66,000.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10K for the fiscal year ended May 31, 2010 was $5,375.

On June 27, 2011, Chang Lee LLP resigned as our independent accountant. Chang Lee LLP recently merged its operations with MNP LLP and the professional staff and partners of Chang Lee LLP joined MNP LLP either as employees or partners of MNP LLP and will continue to practice as members of MNP LLP. Concurrent with the resignation of Chang Lee LLP, we engaged MNP LLP, as our independent accountant.

The aggregate fees billed by MNP LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended May 31, 2011 will be approximately $5,500.

Audit Related Fees

For the fiscal years ended May 31, 2011 and 2010, the aggregate fees billed for assurance and related services by Chang Lee LLP relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $6,975 and $3,653 respectively.

Tax Fees

For the fiscal years ended May 31, 2011 and 2010, the aggregate fees billed for tax compliance, by Chang Lee LLP were nil.

All Other Fees

For the fiscal years ended May 31, 2011 and 2010, the aggregate fees billed by Chang Lee LLP for other non-audit professional services, other than those services listed above, totaled nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before MNP LLP is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

•         approved by our audit committee; or

•         entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

PART IV

ITEM 13. EXHIBITS

Exhibit	Title

3.1	Amended and Restated Articles of Incorporation, Northridge Ventures Inc.(1)
3.2	Amended and Restated Bylaws, Northridge Ventures Inc.(2)
14.1	Code of Ethics for Senior Financial Officers, Northridge Ventures Inc.(1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Map of the location of the Paradise River Property(3)

(1)  Previously included as an exhibit to the Form 10-K filed August 13, 2010.

(2)  Previously included as an exhibit to the Form 8-K filed October 12, 2010.

(3)  Previously included as an exhibit to the Registration Statement on Form S-1 filed March 18, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHRIDGE VENTURES INC.
Date: August 10, 2011	By: /s/ Caroline Rechia Caroline Rechia Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Caroline Rechia Caroline Rechia	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer & a director	August 10, 2011