Form 10-K/A
period 2011-05-31
NORTHRIDGE VENTURES INC.
filed 2011-09-01
CIK 1272906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Quarter Ended	High	Low
August 31, 2009	$0.00	$0.00
November 30, 2009	$0.00	$0.00
February 28, 2010	$0.00	$0.00
May 31, 2010	$0.00	$0.00
August 31, 2010	$0.04	$0.00
November 30, 2010	$0.05	$0.05
February 28, 2010	$0.07	$0.05
May 31, 2011	$0.20	$0.07

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