Form 10-K/A
period 2011-05-31
NORTHRIDGE VENTURES INC.
filed 2011-09-12
CIK 1272906

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

We posted an operating loss of $139,163 for the year ended May 31, 2011, due primarily to legal and accounting fees of $54,776 and consulting fees of $68,320, the impairment of mineral property for $9,798 and $7,384 in bank charges and interest expenses. This was an increase from our operating loss of $38,525 for the same period in the previous fiscal year.

Consulting fees during the year were charged for preparation of the Company’s business plan and securities filings, EDGAR filing services, and advice and assistance regarding financial management and structure, general corporate structure, general business and management issues, business development strategies.

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

NOTE 3 – MINERAL PROPERTY INTEREST

On October 8, 2010, the Company a 100% interest in two non-contiguous mineral exploration licenses (license numbers 018059M and 018061M) comprising 19 claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 475 hectares (1,174 acres). The closing of the acquisition took place on December 17, 2010. The Company paid the agreed-upon amount of $9,798 (C$10,000) to the seller of the mineral licenses, who is the son of the Company’s majority stockholder.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 8, 2010, we acquired from our attorney (who is also the son of our controlling shareholder) a 100% interest in the Paradise River Property: two non-contiguous mineral exploration licenses comprising 19 claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 475 hectares (1,174 acres). The mineral licenses underlying the Paradise River Property are registered with the Government of Newfoundland and Labrador and are presently in good standing. The closing of the acquisition took place on December 17, 2010. The total cost of the acquisition was C$10,000.

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

NORTHRIDGE VENTURES INC.
Date: September 8, 2011	By: /s/ Caroline Rechia Caroline Rechia Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Caroline Rechia Caroline Rechia	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer & a director	September 8, 2011