Form 10-Q
period 2011-08-31
NORTHRIDGE VENTURES INC.
filed 2011-10-17
CIK 1272906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-111652

NORTHRIDGE VENTURES INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0449083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

2325 Hurontario Street, Suite 204, Mississauga, Ontario	L5A 4K4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (647) 294-8537

Securities registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of October 11, 2011, the Issuer had 14,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Part I -- Financial Information

Item 1. Financial Statements

NORTHRIDGE VENTURES INC.

(A development stage company)

Balance Sheets

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

	August 31, 2011	May 31, 2011

ASSETS

Current
Cash	$326	$350
Prepaid expenses	—	12,205

Total current assets	$326	$12,555

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
Promissory note	$63,900	$61,200
Accounts payable and accrued liabilities	16,597	7,270

Total current liabilities	80,497	68,470

STOCKHOLDERS’ EQUITY (Deficiency)

Share capital

Preferred stock, $0.0001 par value; 200,000 shares authorized; no shares issued	—	—

Common stock, $0.0001 par value; 800,000,000 shares authorized; 14,000,000 shares issued	1,400	1,400

Additional paid-in capital	315,150	315,150

(Deficit) accumulated during the development stage	(396,721)	(372,465)

Total stockholders' equity (deficiency)	(80,171)	(55,915)

Total liabilities and stockholders' equity	$326	$12,555

The accompanying notes are an integral part of these financial statements.

NORTHRIDGE VENTURES INC.

(A development stage company)

Statements of Operations

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

	Cumulative March 18, 2003 (inception) to	Three months ended
	August 31, 2011	August 31, 2011	August 31, 2011

Revenue	$77	$—	$—

Expenses
Interest and bank charges	12,973	2,724	—
Professional fees	138,247	8,662	5,375
General and administrative expenses	8,368	439	—
Consulting fee	149,294	12,205	16,382
Transfer agent	7,928	226	226
Website maintenance	2,019	—	—
Impairment of mineral property	9,798	—	—
Write off of Website Development Costs	32,083	—	—
Amortization of Website Development Costs	37,917	—	—

Total expenses	(398,627)	(24,256)	(21,983)

Other Income (Loss)
Foreign exchange gain (loss)	1,829	—	—

Net loss and comprehensive loss for the period	$(396,721)	$(24,256)	$(21,983)

(Loss) per share
- basic and diluted		$(0.02)	$(0.03)

Weighted average number of
common shares outstanding
- basic and diluted		14,000,000	800,000

The accompanying notes are an integral part of these financial statements.

NORTHRIDGE VENTURES INC.

(A development stage company)

Statements of Cash Flows

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

	Cumulative Amounts March 18, 2003 (inception) to	Three months ended
	August 31, 2011	August 31, 2011	August 31, 2011

Cash flows from (used in) operating activities
(Loss) for the period	$(396,721)	$(24,256)	$(21,983)
Adjustment to reconcile (loss) to net cash used in operating activities:
- amortization of website development costs	37,917	—	—
- accrued interest expenses	9,900	2,700	—
- write off of website development costs	32,083	—	—
- impairment of mineral property	9,798	—	—
Changes in assets and liabilities:
- (increase) decrease in prepaid expenses	—	12,205	16,382
- increase (decrease) in accounts payable and accrued liabilities	16,597	9,327	5,601

Net cash from (used in) operating activities	(290,426)	(24)	—

Cash flows (used in) investing activities
Acquisition of mining properties	(9,798)	—	—
Website development costs	(70,000)	—	—

Net cash from (used in) investing activities	(79,798)	—	—

Cash flows from (used in) financing activities
Proceeds from issuance of promissory note	54,000	—	—
Proceeds from issuance of common stock	316,550	—	—

Net cash flows from (used in) financing activities	370,550	—	—

Increase (decrease) in cash and cash equivalents	326	(24)	—

Cash and cash equivalents, beginning of period	—	350	—

Cash and cash equivalents, end of period	$326	$326	$—

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred operating losses and requires additional funds to maintain its operations. Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

(a) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2011 and May 31, 2011, there were no cash equivalents.

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

(c) Advertising Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the three month periods ended August 31, 2011.

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

(e) Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of August 31, 2011, the Company had $Nil in a bank beyond insured limits (May 31, 2011: $Nil).

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

(j) Stock-Based Compensation

The Company adopted ASC Topic 718-10, Comprehensive – Stock Comprehensive – Overall to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123 (revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options during the three month periods ended August 31, 2011 and 2010.

(k) Comprehensive Income

The Company adopted ASC Topic 220-10, Comprehensive Income - Overall, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the three month periods ended August 31, 2011 and 2010.

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

(p) Newly Adopted Accounting Pronouncements and New Accounting Pronouncements

On June 1, 2011, the Company adopted ASU No. 2010-06, fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. The adoption of this ASU does not have a material impact on our financial statements.

On June 1, 2011, the Company adopted ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  The adoption of ASC No. 2010-09 does not have a material impact on the Company’s financial statements

On June 1, 2011, the Company adopted ASU No. 2010-13, which provides detailed information for the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  The adoption of ASU No. 2010-13 does not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04,an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not anticipate that the guidance will have an impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, an accounting pronouncement that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income.

The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company does not anticipate that the guidance will have an impact on the Company’s financial statements.

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

NOTE 4 – PROMISSORY NOTE

On October 8, 2010, the Company issued a promissory note to an unaffiliated third party for $54,000. The note is due and payable on October 8, 2011 and accrues interest at the rate of 20% per annum, calculated semi-annually, payable on the due date. As of August 31, 2011, the carrying value of the promissory note is $63,900, including accrued interest of $9,900. The promissory note is due on October 8, 2011, it has not been repaid or renewed, and the Company continues to accrue interest until repayment.

NOTE 5 - PREFERRED AND COMMON STOCK

Common Stock

The Company is authorized to issue up to 800,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

On October 11, 2010, the Company sold 13,200,000 shares of common stock at $0.005 per share through a private placement to a controlling shareholder. The gross proceeds of the private placement was $66,000. No shares of common stock were issued during the three month period ended August 31, 2011.

As of August 31, 2011 and May 31, 2011, the Company had a total of 14,000,000 shares of common stock outstanding.

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

We posted an operating loss of $24,256 for the three month period ended August 31, 2011, due primarily to consulting fees of $12,205, legal and accounting fees of $8,662 and $2,724 in bank charges and interest expenses. This was an increase from our operating loss of $21,983 for the same period in the previous fiscal year.

Consulting fees during the period were charged for preparation of the Company’s securities filings and EDGAR filing services.

Liquidity and Capital Resources

As of August 31, 2011, we had total assets of $326, comprised entirely of cash. This is a decrease from $12,555 in total assets as of May 31, 2011. The decrease was primarily attributable to the rendering of prepaid professional and consulting fees.

As of August 31, 2011, our total liabilities increased to $80,497 from $68,470 as of May 31, 2011. This increase primarily resulted from debts owing in respect of professional fees and accrued interest expenses.

On October 8, 2010, we secured a loan of $54,000 from an unaffiliated third party at an interest rate of 20% on the unpaid balance, calculated semi-annually. As of August 31, 2011, the loan has accrued $9,900 in interest. The loan and all accrued interest are due and payable on October 8, 2011, it has not been repaid or renewed, and the Company continues to accrue interest until repayment.

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

Item 6. Exhibits

(a)	Exhibit	Description
	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHRIDGE VENTURES INC.

Date: October 11, 2011	/s/ Caroline Rechia
Caroline Rechia
President, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer