Form 10-Q
period 2011-11-30
NORTHRIDGE VENTURES INC.
filed 2012-01-17
CIK 1272906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

As of January 13, 2012, the Issuer had 14,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Part I -- Financial Information

Item 1. Financial Statements

NORTHRIDGE VENTURES INC.

(A development stage company)

Balance Sheets

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

	November 30, 2011	May 31, 2011

ASSETS

Current
Cash	$303	$350
Prepaid expenses	—	12,205

Total current assets	$303	$12,555

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
Promissory note	$66,600	$61,200
Accounts payable and accrued liabilities	22,375	7,270

Total current liabilities	88,975	68,470

STOCKHOLDERS’ EQUITY (Deficiency)

Share capital

Preferred stock, $0.0001 par value; 200,000 shares authorized; no shares issued	—	—

Common stock, $0.0001 par value; 800,000,000 shares authorized; 14,000,000 shares issued	1,400	1,400

Additional paid-in capital	315,150	315,150

(Deficit) accumulated during the development stage	(405,222)	(372,465)

Total stockholders' equity (deficiency)	(88,672)	(55,915)

Total liabilities and stockholders' equity	$303	$12,555

The accompanying notes are an integral part of these financial statements.

NORTHRIDGE VENTURES INC.

(A development stage company)

Statements of Operations

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

	Cumulative
	March 18, 2003
	(inception) to	Three months ended		Six months ended
	November 30, 2011	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010

Revenue	$77	$—	$—	$—	$—

Expenses
Interest and bank charges	15,696	2,723	1,922	5,447	1,922
Professional fees	140,247	2,000	44,348	10,662	60,481
General and administrative expenses	8,368	—	(35)	439	(35)
Consulting	149,294	—	19,381	12,205	24,763
Transfer agent	8,087	158	181	385	407
Mineral license fees	3,619	3,619	—	3,619	—
Website maintenance	2,019	—	—	—	—
Impairment of mineral property	9,798	—	9,798	—	9,798
Write off of Website Development Costs	32,083	—	—	—	—
Amortization of Website Development Costs	37,917	—	—	—	—

Total expenses	407,051	8,500	75,353	32,757	97,336

Other Income (Loss)
Foreign exchange gain (loss)	1,829	—	—	—	—

Net loss and comprehensive loss for the period	$(405,222)	$(8,500)	$(75,753)	$(32,757)	$(97,336)

(Loss) per share
- basic and diluted		$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of
common shares outstanding
- basic and diluted		14,000,000	8,117,391	14,000,000	4,458,696

The accompanying notes are an integral part of these financial statements.

NORTHRIDGE VENTURES INC.

(A development stage company)

Statements of Cash Flows

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

	Cumulative Amounts
	March 18, 2003
	(inception) to	Six months ended
	November 30, 2011	November 30, 2011	November 30, 2010

Cash flows from (used in) operating activities
(Loss) for the period	$(405,222)	$(32,757)	$(97,336)
Adjustment to reconcile (loss) to net cash used in operating activities:
- amortization of website development costs	37,917	—	—
- accrued interest expenses	12,600	5,400	—
- write off of website development costs	32,083	—	—
- impairment of mineral property	9,798	—	—
Changes in assets and liabilities:
- (increase) decrease in prepaid expenses	—	12,205	(20,338)
- increase (decrease) in accounts payable and accrued liabilities	22,375	15,105	2,258

Net cash from (used in) operating activities	(290,449)	(47)	(115,416)

Cash flows (used in) investing activities
Acquisition of mining properties	(9,798)	—	—
Website development costs	(70,000)	—	—

Net cash from (used in) investing activities	(79,798)	—	—

Cash flows from (used in) financing activities
Proceeds from issuance of promissory note	54,000	—	54,000
Proceeds from issuance of common stock	316,550	—	66,000

Net cash flows from (used in) financing activities	370,550	—	120,000

Increase (decrease) in cash and cash equivalents	303	(47)	4,584

Cash and cash equivalents, beginning of period	—	350	—

Cash and cash equivalents, end of period	$303	$303	$—

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

(a) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2011 and May 31, 2011, there were no cash equivalents.

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

(c) Advertising Expenses

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the three and six month periods ended November 30, 2011 and 2010.

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

(e) Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of November 30, 2011, the Company had $Nil in a bank beyond insured limits (May 31, 2011: $Nil).

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

(j) Stock-Based Compensation

The Company adopted ASC Topic 718-10, Comprehensive – Stock Comprehensive – Overall to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123 (revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options during the three and six month periods ended November 30, 2011 and 2010.

(k) Comprehensive Income

The Company adopted ASC Topic 220-10, Comprehensive Income - Overall, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the three and six month periods ended November 30, 2011 and 2010.

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

NOTE 4 – PROMISSORY NOTE

On October 8, 2010, the Company issued a promissory note to an unaffiliated third party for $54,000. The note is due and payable on October 8, 2011 and accrues interest at the rate of 20% per annum, calculated semi-annually, payable on the due date. As of November 30, 2011, the carrying value of the promissory note is $66,600, including accrued interest of $9,900. The Company may repay the note in whole or in part at any time prior to the due date.

NOTE 5 - PREFERRED AND COMMON STOCK

Common Stock

The Company is authorized to issue up to 800,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

As of November 30, 2011, the Company had a total of 14,000,000 shares of common stock outstanding.

On October 11, 2010, the Company sold 13,200,000 shares of common stock at $0.005 per share through a private placement to a controlling shareholder. The gross proceeds of the private placement were $66,000.

Preferred Stock

The Company is authorized to issue up to 200,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock have been issued.

NOTE 6 – RELATED PARTY TRANSACTIONS

As at November 30, 2011, the Company owed to the son of the principal shareholder $9,054 (May 30, 2011: $1,287) for legal, filing, and mineral property license related expenses paid on behalf of the Company.

See Note 3 and 5.

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

We posted an operating loss of $8,500 for the three month period ended November 30, 2011, due primarily to mineral license maintenance fees of $3,619, interest and bank charges of $2,723 and professional fees of $2,000. This was a decrease from our operating loss of $32,757 for the same period in the previous fiscal year.

Professional fees during the period were charged for preparation of the Company’s securities filings and EDGAR filing services.

Liquidity and Capital Resources

As of November 30, 2011, we had total assets of $303, comprised entirely of cash. This is a decrease from $12,555 in total assets as of May 31, 2011. The decrease was primarily attributable to the rendering of prepaid professional and consulting fees.

As of November 30, 2011, our total liabilities increased to $88,975 from $68,470 as of May 31, 2011. This increase primarily resulted from debts owing in respect of professional fees and accrued interest expenses.

On October 8, 2010, we secured a loan of $54,000 from an unaffiliated third party at an interest rate of 20% on the unpaid balance, calculated semi-annually. As of November 30, 2011, the loan has accrued $12,600 in interest. The loan and all accrued interest were due and payable on October 8, 2011, but it has not been repaid or renewed, and the Company continues to accrue interest until repayment. No penalty is payable by the Company for failing to repay the loan when due.

We do not presently have sufficient working capital and therefore will need to obtain financing to sustain our present level of operations for the next 12 months, or to acquire additional mineral properties or to commission the preparation of a Technical Report on the Paradise River Property.

On March 18, 2011, we filed a registration statement on Form S-1, to offer to the public a minimum of 15,000,000 and a maximum of 24,000,000 shares of our common stock at $0.005 per share. The shares will be sold by on a best efforts basis. No broker-dealer is participating in the offering and no sales commission will be paid to any person in connection with the offering. We intend to use the proceeds to pay for debt repayment, acquire mineral exploration properties, prospecting, professional fees and working capital. On January 4, 2012, the SEC declared our registration statement effective.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being November 30, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

NORTHRIDGE VENTURES INC.

Date: January 14, 2012	/s/ Caroline Rechia
Caroline Rechia
President, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer