Form 10-Q/A
period 2010-11-30
NORTHRIDGE VENTURES INC.
filed 2012-04-12
CIK 1272906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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
Yes ☐ No ☒

EXPLANATORY NOTE

The purpose of this amendment to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2010, as filed with the Securities and Exchange Commission on January 18, 2011 (the “Form 10-Q”), is solely to correct the indication that the registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, which was indicted in the original filing in error. No other changes have been made to the Form 10-Q. This amendment to the Form 10-Q continues to speak as of the original filing date and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q filing.

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