Form 10-Q/A
period 2011-02-28
NORTHRIDGE VENTURES INC.
filed 2012-04-12
CIK 1272906

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
Yes ☐ No ☒

As of April 14, 2011 the Issuer had 14,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☒

EXPLANATORY NOTE

The purpose of this amendment to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2011, as filed with the Securities and Exchange Commission on April 14, 2011 (the “Form 10-Q”), is solely to correct the indication that the registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, which was indicted in the original filing in error. No other changes have been made to the Form 10-Q. This amendment to the Form 10-Q continues to speak as of the original filing date and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q filing.

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