Form 10-K/A
period 2011-05-31
NORTHRIDGE VENTURES INC.
filed 2012-04-13
CIK 1272906

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

As of August 19, 2011, the Issuer had 14,000,000 shares of Common Stock outstanding.

EXPLANATORY NOTE

The purpose of this amendment to the Company’s Annual Report on Form 10-K/A for the period ended May 31, 2011, as filed with the Securities and Exchange Commission on September 12, 2011 (the “Form 10-K”), is solely to correct the indication that the registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, which was indicted in the original filing in error. No other changes have been made to the Form 10-K. This amendment to the Form 10-K continues to speak as of the original filing date and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K filing.

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

NORTHRIDGE VENTURES INC.
Date: April 12, 2012	By: /s/ Caroline Rechia Caroline Rechia Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Caroline Rechia Caroline Rechia	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer & a director	April 12, 2012