Form 10-Q/A
period 2011-11-30
NORTHRIDGE VENTURES INC.
filed 2012-04-13
CIK 1272906

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

EXPLANATORY NOTE

The purpose of this amendment to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2011, as filed with the Securities and Exchange Commission on January 17, 2012 (the “Form 10-Q”), is solely to correct the indication that the registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, which was indicated in the original filing in error. No other changes have been made to the Form 10-Q. This amendment to the Form 10-Q continues to speak as of the original filing date and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q filing.

Item 6. Exhibits

(a)	Exhibit	Description
	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHRIDGE VENTURES INC.

Date: April 12, 2012	/s/ Caroline Rechia
Caroline Rechia
President, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer