Form 10-Q
period 2012-02-29
NORTHRIDGE VENTURES INC.
filed 2012-04-13
CIK 1272906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

As of April 13, 2012, the Issuer had 38,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Part I -- Financial Information

Item 1. Financial Statements

NORTHRIDGE VENTURES INC.

(A development stage company)

Balance Sheets

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

	February 29, 2012	May 31, 2011

ASSETS

Current
Cash	$52,770	$350
Prepaid expenses	—	12,205

Total current assets	$52,770	$12,555

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
Promissory note	$2,514	$61,200
Accounts payable and accrued liabilities	25,037	7,270

Total current liabilities	27,551	68,470

STOCKHOLDERS’ EQUITY (Deficiency)

Share capital

Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued	—	—

Common stock, $0.0001 par value; 800,000,000 shares authorized; 14,000,000 shares issued	1,400	1,400

Additional paid-in capital	315,150	315,150
Share subscriptions received	120,000	—

(Deficit) accumulated during the development stage	(411,331)	(372,465)

Total stockholders' equity (deficiency)	25,219	(55,915)

Total liabilities and stockholders' equity	$52,770	$12,555

The accompanying notes are an integral part of these financial statements.

NORTHRIDGE VENTURES INC.

(A development stage company)

Statements of Operations

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

	Cumulative
	March 18, 2003
	(inception) to	Three months ended		Nine months ended
	February 29, 2012	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Revenue	$77	$—	$—	$—	$—

Expenses
Interest and bank charges	16,702	1,006	2,734	6,453	4,656
Professional fees	145,187	4,940	7,691	15,602	68,172
General and administrative expenses	8,368	—	(967)	439	(1,001)
Consulting	149,294	—	21,000	12,205	45,763
Transfer agent	8,250	163	152	548	558
Mineral license fees	3,619	—	—	3,619	9,798
Website maintenance	2,019	—	—	—	—
Impairment of mineral property	9,798	—	—	—	—
Write off of Website Development Costs	32,083	—	—	—	—
Amortization of Website Development Costs	37,917	—	—	—	—

Total expenses	413,160	6,109	30,610	38,866	127,946

Other Income (Loss)
Foreign exchange gain (loss)	1,829	—	—	—	—

Net loss and comprehensive loss for the period	$(411,331)	$(6,109)	$(30,610)	$(38,866)	$(127,946)

(Loss) per share
- basic and diluted		$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of
common shares outstanding
- basic and diluted		25,733,333	6,147,445	17,868,132	4,000,000

The accompanying notes are an integral part of these financial statements.

NORTHRIDGE VENTURES INC.

(A development stage company)

Statements of Cash Flows

(Unaudited - Prepared by Management)

(Expressed in U.S. Dollars)

	Cumulative Amounts
	March 18, 2003
	(inception) to	Nine months ended
	February 29, 2012	February 29, 2012	February 28, 2011

Cash flows from (used in) operating activities
(Loss) for the period	$(411,331)	$(38,866)	$(127,946)
Adjustment to reconcile (loss) to net cash used in operating activities:
- amortization of website development costs	37,917	—	—
- accrued interest expenses	14	(7,186)	—
- write off of website development costs	32,083	—	—
- impairment of mineral property	9,798	—	—
Changes in assets and liabilities:
- (increase) decrease in prepaid expenses	—	12,205	4,779
- increase (decrease) in accounts payable and accrued liabilities	25,037	17,767	62,683

Net cash from (used in) operating activities	(306,482)	(16,880)	(60,484)

Cash flows (used in) investing activities
Acquisition of mining properties	(9,798)	—	—
Website development costs	(70,000)	—	—

Net cash from (used in) investing activities	(79,798)	—	—

Cash flows from (used in) financing activities
Proceeds (payments) from issuance of promissory note	2,500	(51,500)	—
Share subscriptions received	120,000	120,000
Proceeds from issuance of common stock	316,550	—	66,000

Net cash flows from (used in) financing activities	439,050	68,500	66,000

Increase (decrease) in cash and cash equivalents	52,770	52,420	5,516

Cash and cash equivalents, beginning of period	—	350	—

Cash and cash equivalents, end of period	$52,770	$52,770	$5,516

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at February 29, 2012 and May 31, 2011, there were no cash equivalents.

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

The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the three and nine month periods ended February 29, 2012 and February 28, 2011.

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

(e) Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of February 29, 2012, the Company had $Nil in a bank beyond insured limits (May 31, 2011: $Nil).

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

Pursuant to ASC 820, the fair value of cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying values of accounts payable and other payables and promissory notes approximate fair values due to their short maturities.

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

The Company adopted ASC Topic 718-10, Comprehensive – Stock Comprehensive – Overall to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123 (revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options during the three and nine month periods ended February 29, 2012 and February 28, 2011.

(k) Comprehensive Income

The Company adopted ASC Topic 220-10, Comprehensive Income - Overall, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the three and nine month periods ended February 29, 2012 and February 28, 2011.

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

(p) New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

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

NOTE 4 – PROMISSORY NOTE

On October 8, 2010, the Company issued a promissory note to an unaffiliated third party for $54,000. The note was due and payable on October 8, 2011 and accrued interest at the rate of 20% per annum, calculated semi-annually, payable on the due date. The note was paid in full on January 18, 2012.

On January 20, 2012, the Company issued a promissory note to an unaffiliated third party for $2,500. The note carries interest at the rate of 5% per annum, calculated semi-annually, payable on demand.

NOTE 5 - PREFERRED AND COMMON STOCK

Common Stock

The Company is authorized to issue up to 800,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

As of February 29, 2012, the Company had a total of 14,000,000 shares of common stock outstanding.

On October 11, 2010, the Company sold 13,200,000 shares of common stock at $0.005 per share through a private placement to a controlling shareholder. The gross proceeds of the private placement were $66,000.

In January 2012, the Company received fully paid subscriptions for 24,000,000 shares of common stock at $0.005 per share through a registered public offering. The gross proceeds of the public offering was $120,000. As at February 29, 2012, certificates for the offered shares have not yet been issued.

Preferred Stock

The Company is authorized to issue up to 200,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock have been issued.

NOTE 6 – RELATED PARTY TRANSACTIONS

As at February 29, 2012, the Company owed to the son of the principal shareholder $9,054 (May 31, 2011: $1,287) for legal, filing, and mineral property license related expenses paid on behalf of the Company.

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

We posted an operating loss of $6,109 for the three month period ended February 29, 2012, due to professional fees of $4,940, interest and bank charges of $1,006 and transfer agent costs of $163. This was a decrease from our operating loss of $30,610 for the same period in the previous fiscal year.

Professional fees during the period were charged for preparation of the Company’s securities filings and EDGAR filing services.

Liquidity and Capital Resources

As of February 29, 2012, we had total assets of $52,770, comprised entirely of cash. This is an increase from $12,555 in total assets as of May 31, 2011. The increase is entirely attributable to the receipts of the subscriptions of the Company’s public offering during the period.

As of February 29, 2012, our total liabilities decreased to $27,551 from $68,470 as of May 31, 2011. This decrease primarily resulted from the payment of an outstanding loan on January 18, 2012, offset by an increase in accounts payable in respect of professional fees.

On March 18, 2011, we filed a registration statement on Form S-1, to offer to the public a minimum of 15,000,000 and a maximum of 24,000,000 shares of our common stock at $0.005 per share. The registration statement was declared effective on January 4, 2012. During the period we received fully paid subscriptions for all the offered shares, resulting in gross proceeds of $120,000. As at February 29, 2012, certificates for the offered shares have not yet been issued.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being February 29, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

NORTHRIDGE VENTURES INC.

Date: April 13, 2012	/s/ Caroline Rechia
Caroline Rechia
President, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer