Form 10-K
period 2012-05-31
NORTHRIDGE VENTURES INC.
filed 2012-09-12
CIK 1272906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file # 333-111652

NORTHRIDGE VENTURES INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0449083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

187 East Warm Springs Road, Suite B153, Las Vegas, NV	89119
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (702) 537-0246

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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of May 31, 2012 was $1,455,000.

As of September 7, 2012 the registrant had 38,000,000 shares of its common stock outstanding.

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

PART I

Item 1. Business

We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any property we now own or may acquire in the future. Exploration will be required on any such property before a final evaluation as to the economic and legal feasibility is determined.

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

As a result of the acquisition of our mineral exploration licenses, we changed our business to mineral exploration and abandoned our former business plan, including all planned internet-related development.

In 2012, we issued 24,000,000 shares of common stock through a registered public offering declared effective by the SEC on January 4, 2012.

To date, our activities have been limited to the development of our abandoned internet portal, organizational matters, acquiring our mineral claims, researching our claims and the preparation of our securities filings. Our assets are limited to our mineral claims, the acquisition of which has been capitalized in accordance with our accounting policy.

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

Our success will depend upon finding commercially producible quantities of minerals, which are mineral deposits that have been identified through appropriate spaced drilling or underground sampling as having sufficient tonnage and average grade of metals to profitably remove them. If we do not find commercially producible mineral deposits or if we cannot remove such deposits because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

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

We intend to seek out prospective mineral exploration properties by retaining the services of professional mining geologists to be selected. As of the date of this report, we have not selected a geologist. We are initially focusing our exploration efforts in the Province of Newfoundland and Labrador, but we will also consider exploration opportunities elsewhere in North America.

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

If we are successful in acquiring mineral exploration rights, we will require further funding to explore the underlying claims to determine if they contain commercially producible quantities of precious metals or ore minerals. We will be unable to estimate the cost of such exploration until we know the size and location of the property underlying our mineral rights. We expect that such exploration costs will typically consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined location(s) on the property), and the cost of analyzing these samples.

If we discover significant quantities of precious metals or mineral ores on the property underlying our mineral rights, we will begin technical and economic feasibility studies to determine if we have reserves. We will not be able to estimate the cost of such feasibility studies until we know the size and location of the property. We will only consider developing the property if we have proven reserves of precious metals or mineral ores that can be profitably extracted.

Any work that would be conducted on a property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. Any professional engineer or geologist we engage would evaluate the information derived from the exploration and excavation, and would advise us on the economic feasibility of removing the mineralized material.

Paradise River Property

On October 8, 2010, we acquired from our attorney (who is also the son of our controlling shareholder) a 100% interest in the Paradise River Property: two non-contiguous mineral exploration licenses comprising 19 claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 475 hectares (1,174 acres). The mineral licenses underlying the Paradise River Property are registered with the Government of Newfoundland and Labrador and are presently in good standing. The closing of the acquisition took place on December 17, 2010. The total cost of the acquisition was C$10,000 ($9,883 USD).

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

Mineral Claims

The Paradise River Property consists of two non-contiguous mineral exploration licenses comprising a total of 19 claims having a total area of 475 hectares (mineral rights license numbers 018059M and 018061M), wholly owned by us. We hold all of our mineral titles free and clear of any encumbrances or liens.

The following table sets out all the mineral exploration licenses that currently compose the Paradise River Property.

Mineral				National
Exploration		Number		Topographic
License		of	Area	Series Map
Number	Licensee Holder	Claims	(hectares)	Sheet

018059M	Northridge Ventures Inc. (100%)	10	250	13H/05
018061M	Northridge Ventures Inc. (100%)	9	225	13H/05

	TOTALS	19	475
			(1,174 acres)

Our mineral exploration licenses entitle us to explore the claims comprising the Paradise River Property subject to the laws and regulations of the Province of Newfoundland and Labrador. Title to mineral claims are issued and administered by the Mineral Lands Division of the Ministry of Natural Resources, and title must comply with all provisions under the Mineral Act of Newfoundland and Labrador.

Under Newfoundland law, our mineral licenses may be held for one year after the date of issuance, and thereafter from year to year if, on or before the anniversary date, we perform assessment work on the underlying claims having a minimum value of not less than C$200 per claim in the first year, C$250 per claim in the second year, and C$300 per claim in the third year. If we are unable to complete the assessment work required to be done in any twelve month period, we can maintain our claims in good standing by posting a cash security deposit for the amount of the deficiency. When the deficient work is completed and accepted the security deposit will be refunded. Otherwise, the security deposit will be forfeited. If we do not comply with these maintenance requirements, then we will forfeit our claims at the end of the anniversary date for each respective claim. All of our claims are presently in good standing, which means that they are free and clear of all work and/or monetary holding requirements.

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

The Paradise River claims are accessible by helicopter for the purpose of an initial property assessment. Lodging and meals could be supported from the community of Cartwright, or from a cabin in the vicinity of Paradise River. The Trans Labrador Highway passes east of Paradise River, and at its closest point is 11.5 km from the property.

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

Our sole executive officer will only be devoting approximately four hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next 12 months because all exploratory work will be performed by an outside consultant. If, however, the demands of our business require more time of our sole officer, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetables to devote more time to our business. He may, however, not be able to devote sufficient time to the management of our business, as and when needed.

Geological and Technical Consultants

Since our management is inexperienced with exploration, we intend to retain qualified persons on a contract basis as needed to assist us with our exploration activities, including the survey, exploration, and excavation of the Paradise River Property. On March 1, 2012, we engaged an independent consultant to provide project design and implementation services in respect of the Paradise River Property, to prepare permitting applications, to source qualified geological consultants and to assist in locating additional mineral properties.

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

Regulations

Mining operations and exploration activities are subject to various national, state/provincial, and local laws and regulations in North America, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. In particular, any exploration of the Paradise River Property will be subject to the regulations of the Department of Natural Resources of the Province of Newfoundland & Labrador (the “Department”).

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

Employees

We currently have no employees other than our sole officer and director. We do not now have, nor have we ever had, an employment agreement with any of our officers or directors. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole officer or director.

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

Description of Property

We have a 100% interest in 19 mineral claims comprising the Paradise River Property. This interest only relates to the right to explore for and extract minerals from the claims. We do not own any real property interest in the claims. We do not own or lease any property other than the Paradise River Property.

Map showing the location of the Paradise River Property

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted under the symbol "PCHN" on the OTCQB operated by OTC Markets Group. Trading of our stock is sporadic and does not constitute an established public market for our shares. There is no assurance that a public market for our common stock will ever be established.

For the periods indicated, the following quotations obtained from OTCQB reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
August 31, 2010	$0.04	$0.00
November 30, 2010	$0.05	$0.05
February 28, 2010	$0.07	$0.05
May 31, 2011	$0.20	$0.07
August 31, 2011	$0.20	$0.07
November 30, 2011	$0.07	$0.07
February 28, 2012	$0.07	$0.0051
May 31, 2012	$0.08	$0.0051

Holders

On May 31, 2011, the stockholders’ list of our shares of common stock showed 64 registered holders of our shares of common stock and 38,000,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

No Operating History

We recently changed our business to mineral exploration. We have no operating history upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of properties we may secure, and possible cost overruns due to price and cost increases in services.

Financing

We will be required to pursue sources of additional capital to fund the acquisition of additional mineral properties and the preparation of a technical report concerning the Paradise River Property, including joint venture projects and debt or equity financings. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. Therefore any debt financing of our acquisition or exploration activities may be very costly and result in substantial dilution to our stockholders.

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

We posted an operating loss of $41,628 for the year ended May 31, 2012, due primarily to legal and accounting fees of $19,378 and consulting fees of $12,205, the impairment of mineral property carrying costs of $3,619 and $6,503 in bank charges and interest expenses. This was a decrease from our operating loss of $139,163 for the same period in the previous fiscal year.

Consulting fees during the year were charged for preparation and filing of reports in compliance with the Company’s obligations under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of May 31, 2012, we had total assets of $22,475, comprised entirely of prepaid professional fees. This is an increase from $12,555 in total assets as of May 31, 2011. The increase was primarily attributable to the completion of a registered public offering whereby the Company sold 24,000,000 shares of common stock at $0.005 per share, resulting in gross proceeds of $120,000.

As of May 31, 2012, our total liabilities decreased to $18 from $68,470 as of May 31, 2011. This decrease primarily resulted from the payment of outstanding promissory notes and trade debts.

On January 20, 2012, the Company issued a promissory note to an unaffiliated third party for $2,500. The note carried interest at the rate of 5% per annum, calculated semi-annually, and was paid in full on May 2, 2012.

On October 11, 2010, the Company issued 13,200,000 shares of common stock at $0.005 per share to Gisela Mills, then a controlling stockholder, through a private placement for cash consideration of $66,000.

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

Item 8. FINANCIAL STATEMENTS

NORTHRIDGE VENTURES INC.

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

May 31, 2012 and 2011

Index

Report of MartinelliMick PLLC

Report of MNP LLP

Balance Sheets

Statements of Stockholders’ Equity

Statements of Operations and Comprehensive Loss

Statements of Cash Flows

Notes to Financial Statements

To the Board of Directors and

Stockholders of Northridge Ventures Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Northridge Ventures Inc. (an exploration stage company) as of May 31, 2012, and the related statements of operations, stockholders’ equity, and cash flows for the one-year period ended May 31, 2012 and for the period March 18, 2003 (inception) to May 31, 2012. Northridge Ventures Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northridge Ventures Inc. as of May 31, 2012, and the results of its operations and its cash flows for the one-year period ended May 31, 2012 and for the period March 18, 2003 (inception) to May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1, the Company has a history of operating losses since inception, no source of revenue, limited cash resources, negative working capital, and its viability is dependent upon its ability to meet its future financing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

MartinelliMick PLLC

Spokane, Washington

September 10, 2012

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

NORTHRIDGE VENTURES INC.

(An exploration stage company)

Balance Sheets

May 31, 2012 and 2011

(Expressed in U.S. Dollars)

	May 31, 2012	May 31, 2011

ASSETS

Current
Cash and cash equivalents	$—	$350
Prepaid expenses	17,975	12,205

Total assets	$17,975	$12,555

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
Promissory note	$—	61,200
Accounts payable and accrued liabilities	18	7,270

Total liabilities	18	68,470

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY

Share capital

Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock; $0.0001 par value; 800,000,000 shares authorized; 38,000,000 and 14,000,000 shares issued and outstanding	3,800	1,400

Additional paid-in capital	432,750	315,150

(Deficit) accumulated during the exploration stage	(418,593)	(372,465)

Total stockholders' equity	17,957	(55,915)

Total liabilities and stockholders' equity	$17,975	$12,555

The accompanying notes are an integral part of these financial statements.

NORTHRIDGE VENTURES INC.

(An exploration stage company)

Statements of Stockholders' Equity

For the period from March 18, 2003 (inception) to May 31, 2012

(Expressed in U.S. Dollars)

				(Deficit)
				accumulated	Total
			Additional	during	stockholders'
	Common stock		paid-in	development	equity
	Shares	Amount	capital	stage	(deficiency)

Issuance of common stock for cash
March 18, 2003, $0.0001 per share	550,000	$55	$495	$—	$550

Net loss	—	—	—	(1,743)	(1,743)

Balance, May 31, 2003	550,000	$55	$495	$(1,743)	$(1,193)

Net loss	—	—	—	(6,922)	(6,922)

Balance, May 31, 2004	550,000	$55	$495	$(8,665)	$(8,115)

Net loss	—	—	—	(5,603)	(5,603)

Balance, May 31, 2005	550,000	$55	$495	$(14,268)	$(13,718)

Issuance of common stock for cash
March 1 to March 24, 2006, $0.0001 per share	250,000	25	249,975	—	250,000

Net loss	—	—	—	(28,732)	(28,732)

Balance, May 31, 2006	800,000	$80	$250,470	$(43,000)	$207,550

Net loss	—	—	—	(52,428)	(52,428)

Balance, May 31, 2007	800,000	$80	$250,470	$(95,428)	$155,122

Net loss	—	—	—	(69,228)	(69,228)

Balance, May 31, 2008	800,000	$80	$250,470	$(164,656)	$85,894

Net loss	—	—	—	(30,121)	(30,121)

Balance, May 31, 2009	800,000	$80	$250,470	$(194,777)	$55,773

Net loss	—	—	—	(38,525)	(38,525)

Balance, May 31, 2010	800,000	$80	$250,470	$(233,302)	$17,248

Issuance of common stock for cash	13,200,000	1,320	64,680	—	66,000

Net loss	—	—	—	(139,163)	(139,163)

Balance, May 31, 2011	14,000,000	$1,400	$315,150	$(372,465)	$(55,915)

Issuance of common stock for cash	24,000,000	2,400	117,600	—	120,000

Net loss	—	—	—	(46,128)	(46,128)

Balance, May 31, 2012	38,000,000	$3,800	$432,750	$(418,593)	$17,957

The accompanying notes are an integral part of these financial statements.

NORTHRIDGE VENTURES INC.

(An exploration stage company)

Statements of Operations

(Expressed in U.S. Dollars)

	Cumulative March 18, 2003 (inception) to May 31, 2012	Year Ended May 31, 2012	Year Ended May 31, 2011

Revenue	$77	$—	$—

Expenses
Interest and bank charges	16,752	6,503	7,384
Professional fees	148,963	19,378	54,776
General and administrative expenses	8,368	439	—
Consulting	153,794	16,705	68,320
Transfer agent	8,250	548	714
Website maintenance	2,019	—	—
Impairment of mineral property	13,417	3,619	9,798
Write off of Website Development Costs	32,083	—	—
Amortization of Website Development Costs	37,917	—	—

Operating (Loss)	(421,487)	(47,192)	(140,992)

Other Income (Loss)
Foreign exchange gain (Loss)	2,893	1,064	1,829

Net loss and comprehensive loss for the period	$(418,593)	$(46,128)	$(139,163)

Basic and diluted loss per share		$(0.00)	$(0.02)

Weighted average number of
common shares outstanding
- basic and diluted		22,021,918	8,105,205

The accompanying notes are an integral part of these financial statements.

NORTHRIDGE VENTURES INC.

(formerly Portaltochina.com Inc.)

(An exploration stage company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	Cumulative
	March 18, 2003
	(inception) to	Year Ended	Year Ended
	May 31, 2012	May 31, 2012	May 31, 2011

Cash flows from (used in) operating activities
(Loss) for the period	$(418,593)	$(46,128)	$(139,163)
Adjustment to reconcile (loss) to net cash used in operating activities:
Amortization of website development costs	37,917	—	—
Accrued interest expenses	—	(7,200)	7,200
Write off of website development costs	32,083	—	—
Impairment of mineral property	13,417	3,619	9,798
Changes in assets and liabilities:
Decrease (increase) prepaid expenses	(17,975)	(5,770)	11,352
Increase (decrease) in accounts payable and accrued liabilities	18	(7,252)	961

Net cash from (used in) operating activities	(353,133)	(62,731)	(109,852)

Cash flows (used in) investing activities

Acquisition of mining properties	(13,417)	(3,619)	(9,798)
Website development costs	(70,000)	—	—

Net cash from (used in) investing activities	(83,417)	(3,619)	(9,798)

Cash flows from (used in) financing activities
Repayment of notes payable	(56,500)	(56,500)	—
Proceeds from issuance of promissory note	56,500	2,500	54,000
Proceeds from issuance of common stock	436,550	120,000	66,000

Cash flows from (used in) financing activities	436,550	66,000	120,000

Increase (decrease) in cash and cash equivalents	—	(350)	350

Cash and cash equivalents, beginning of period	—	350	—

Cash and cash equivalents, end of period	$—	$—	$350

Supplemental disclosure of cash flows information
Interest paid	$8,156	$6,335	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

NOTE 1: INCORPORATION AND CONTINUANCE OF OPERATIONS

The Company, formerly known as Portaltochina.com, Inc. was formed on March 18, 2003 under the laws of the State of Nevada. The Company was in the business of operating an internet portal facilitating business with China. On May 13, 2010, the Company changed its name to Northridge Ventures Inc. The Company is considered an exploration stage company as defined in FASB Accounting Standards Codification (“ASC”) 915.

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

Since its formation, the Company has not yet realized any revenues from its operations. Currently, the Company is primarily engaged in the acquisition and exploration of mining properties. Upon locating a commercially minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. On October 8, 2010, the Company acquired a 100% interest in two non-contiguous mineral exploration licenses comprising 19 claims located along southeastern Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 475 hectares (1,174) at a total cost to the Company of CAD$10,000 ($9,883 USD). As a result of the acquisition, the Company changed its business to mineral exploration and abandoned its former business, including all planned internet related development.

Although the Company has tried other lines of business prior to the current exploration stage activities, all losses are considered to be under the exploration stage, even if from prior development stages.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

(a)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2012 and 2011, there were no cash equivalents.

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

(c)	Loss Per Share

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

(d)	Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions in uninsured accounts. As of May 31, 2012, the Company had nothing in a bank beyond insured limits (May 31, 2011: $Nil).

(e)	Foreign Currency Transactions

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

(f)	Fair Value of Financial Instruments

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

(g)	Income Taxes

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

(h)	Stock-Based Compensation

The Company adopted ASC Topic 718-10, Comprehensive – Stock Comprehensive – Overall to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123 (revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company did not grant any stock options during the years ended May 31, 2012 and 2011.

(i)	Comprehensive Income

The Company adopted ASC Topic 220-10, Comprehensive Income - Overall, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended May 31, 2012 and 2011.

(j)	Prepaid Expenses

Certain expenses, primarily professional fees, have been prepaid and will be used within one year.

(k)	Mineral Property Payments and Exploration Costs

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

Mineral property exploration and development costs are expensed as incurred until the establishment of economically viable reserves.

(l)	Impairment of Long-Lived Assets

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

(m)	Comparative figures

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

(n)	New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 3: MINERAL PROPERTY INTEREST

On October 8, 2010, the Company acquired a 100% interest in two non-contiguous mineral exploration licenses (license numbers 018059M and 018061M) comprising 19 claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 475 hectares (1,174 acres). The closing of the acquisition took place on December 17, 2010. The Company paid the agreed-upon amount of $9,798 (CAD$10,000) to the seller of the mineral licenses, who is the son of the Company’s majority stockholder.

Under Newfoundland law, our mineral licenses may be held for one year after the date of issuance, and thereafter from year to year if, on or before the anniversary date, we perform assessment work on the underlying claims having a minimum value of not less than C$200 per claim in the first year, C$250 per claim in the second year, and C$300 per claim in the third year. If we are unable to complete the assessment work required to be done in any twelve month period, we can maintain our claims in good standing by posting a cash security deposit for the amount of the deficiency. When the deficient work is completed and accepted the security deposit will be refunded. Otherwise, the security deposit will be forfeited. If we do not comply with these maintenance requirements, then we will forfeit our claims at the end of the anniversary date for each respective claim. All of our claims are presently in good standing, which means that they are free and clear of all work and/or monetary holding requirements.

During the year ended May 31, 2012, the Company was operated with a working capital deficit, has no expertise in the exploration and mining sector and was unable to determine if commercially producible reserves of valuable minerals exist in the Company’s mineral property, which serve as the indicators of impairment on the Company’s mineral property. As the result of the above impairment assessment, the Company wrote off the carrying cost of its mineral property interest of $3,619 during fiscal year 2012 (2011: $9,798).

NOTE 4: PROMISSORY NOTE

On October 8, 2010, the Company issued a promissory note to an unaffiliated third party for $54,000. The note was due and payable on October 8, 2011 and accrued interest at the rate of 20% per annum, calculated semi-annually, payable on the due date. The note, including accrued interest of $13,500, was paid in full on January 18, 2012.

On January 20, 2012, the Company issued a promissory note to an unaffiliated third party for $2,500. The note carries interest at the rate of 5% per annum, calculated semi-annually, payable on demand. The note, including accrued interest of $34.93 was paid in full on May 2, 2012.

NOTE 5: PREFERRED AND COMMON STOCK

Common Stock

The Company is authorized to issue up to 800,000,000 shares of common stock, par value $0.0001 per share. Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights. As of May 31, 2012, the Company had a total of 38,000,000 shares of common stock outstanding.

During the fiscal year ended May 31, 2012, the Company sold 24,000,000 shares of common stock at $0.005 per share through a registered public offering. The gross proceeds of the public offering was $120,000.

On October 11, 2010, the Company sold 13,200,000 shares of common stock at $0.005 per share through a private placement to a controlling shareholder. The gross proceeds of the private placement were $66,000.

Preferred Stock

The Company is authorized to issue up to 200,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock have been issued.

NOTE 6: RELATED PARTY TRANSACTIONS

During the year ended May 31, 2011, the Company paid an aggregate of $33,175 to the son of the principal shareholder for legal fees and disbursements paid on behalf of the Company (2011: $39,926).

NOTE 7: INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	May 31, 2012	May 31, 2011

Net loss before income taxes	$41,628	$139,163

Income tax recovery at statutory rates of 35%	14,570	48,707
Unrecognized benefits of non-capital losses	(14,570)	(48,707)
Total income tax recovery	$—	$—

As at May 31, 2012, the Company has estimated net operating losses carry forward for tax purposes of $414,093 (2011: $372,465). This amount may be applied against future federal taxable income and expired 2023 through 2032. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgement about the reliability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary difference that give rise to the Company’s deferred tax asset (liability) are as follows:

	May 31, 2012	May 31, 2011

Tax loss carry forwards	$144,933	$130,363
Valuation allowance	(144,933)	(130,363)
	$—	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our independent accountants during our two most recent fiscal years as required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are one and the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2012, the Company's disclosure controls and procedures were not effective:

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based solely on the material weaknesses described below, our management has concluded that, as of May 31, 2012, the Company’s internal control over financial reporting was not effective. Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of May 31, 2012:

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

3. We did not maintain proper segregation of duties for the preparation of our financial statements – As of May 31, 2012, the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have two officers/directors having oversight on all transactions. This has resulted in several deficiencies including:

a. Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b. Lack of control over preparation of financial statements, and proper application of accounting policies.

4. We lack sufficient information technology controls and procedures – As of May 31, 2012, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individual serves as the sole director and executive officer of the Company as of the date of this annual report. Directors of the Company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. Executive officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position	Age	Period Served as Director/Officer
Andrew Grundman	President, Treasurer, Secretary, Director	46	08/27/12 to present

Andrew Grundman, 46, has been the sole principal of Grundman Law since 2002, providing business consultation and legal services to the mining industry. Mr. Grundman has held senior executive positions and directorships with public and private companies since 2002. His corporate and mineral exploration experience is expected to assist the Company with its efforts to implement profitable operations.

During the past five years, Mr. Grundman has held the following positions:

Position(s) Held	From	To	Employer	Business Operations

principal	2012	Present	Grundman Law	Legal and consulting services to the mining industry
President/Treasurer/director	2012	Present	American Mining Corporation	Mineral exploration
consultant	2012	Present	Comstock Royalty	Mineral exploration
director	2010	2011	Concentric Energy Corp.	Mineral exploration
director	2009	2009	SNS Silver Corp.	Mineral exploration
director	2008	2009	Sterling Mining Company	Mineral exploration
consultant	2006	2009	Minera del Mar S.A. de C.V.	Mineral exploration
consultant	2005	2009	Industrial Consulting Group, Inc.	Consulting services to the mining industry
general manager	2002	2008	Sunshine Precious Metals, Inc.	Mineral exploration

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

Committees of the Board

All proceedings of the board of directors for the fiscal year ended May 31, 2012 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Andrew Grundman, at the address appearing on the first page of this annual report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of September 7, 2012, information concerning ownership of our securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to us to be the beneficial owner of more than five percent of each class:

The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage of class
Andrew Grundman	-	-
All directors and executive officers, as a group	-	-
Gisela Mills	13,500,000	35.5%

The mailing address for all directors, executives officers and beneficial owners of more than 5% of our common stock is 187 East Warm Springs Road, Suite B153, Las Vegas, Nevada 89119.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 8, 2010, we acquired a 100% interest in two non-contiguous mineral exploration licenses (license numbers 018059M and 018061M) comprising 19 claims located along south-eastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 475 hectares (1,054.8 acres). The closing of the acquisition took place on December 17, 2010. We paid our attorney the agreed-upon amount of CAD$10,000 ($9,883 USD) to acquire the mineral licenses on our behalf and then transfer them to us.

During the year ended May 31, 2012, the Company paid aggregate legal fees of $33,175 (2011: $39,926) to our attorney. Our attorney is the son of our majority stockholder. Except as one of our stockholders, our majority stockholder did not receive any benefit from the acquisition or the transfer of the mineral licenses or any other payment to our attorney.

On October 11, 2010, we sold 13,200,000 shares of our common stock to Gisela Mills, who was one of our controlling stockholders at the time of the sale, for cash consideration of $66,000.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by MNP LLP for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K for the fiscal year ended May 31, 2011 was $7,670.

On July 24, 2012, MNP LLP was dismissed as our independent accountant. Concurrent with the dismissal of MNP LLP, we engaged MartinelliMick PLLC, as our independent accountant.

The aggregate fees billed by MartinelliMick PLLC for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended May 31, 2012 will be approximately $6,000.

Audit Related Fees

For the fiscal years ended May 31, 2012 and 2011, the aggregate fees billed for assurance and related services by MNP LLP relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $4,716 and $6,975 respectively.

Tax Fees

For the fiscal years ended May 31, 2012 and 2011, the aggregate fees billed for tax compliance, by MNP LLP were nil.

All Other Fees

For the fiscal years ended May 31, 2012 and 2011, the aggregate fees billed by MNP LLP for other non-audit professional services, other than those services listed above, totaled nil.

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

NORTHRIDGE VENTURES INC.
Date: September 12, 2012	By: /s/ Andrew Grundman Andrew Grundman Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Andrew Grundman Andrew Grundman	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer & a director	September 12, 2012