Form 10-Q
period 2012-08-31
NORTHRIDGE VENTURES INC.
filed 2012-10-09
CIK 1272906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

As of October 12, 2012, the Issuer had 38,000,000 shares of its Common Stock outstanding.

Part I -- Financial Information

Item 1. Financial Statements

NORTHRIDGE VENTURES INC.

(A development stage company)

Balance Sheets

(Expressed in U.S. Dollars)

	August 31, 2012	May 31, 2012
	(unaudited)
ASSETS

Current
Cash and cash equivalents	$—	$—
Prepaid expenses	—	17,975

Total assets	$—	$17,975

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
Accounts payable and accrued liabilities	$2,030	$18

Total liabilities	2,030	18

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)

Share capital

Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock; $0.0001 par value; 800,000,000 shares authorized; 38,000,000 shares issued and outstanding	3,800	3,800

Additional paid-in capital	432,750	432,750

(Deficit) accumulated during the exploration stage	(438,580)	(418,593)

Total stockholders' equity (deficit)	(2,030)	17,957

Total liabilities and stockholders' equity (deficit)	$—	$17,975

The accompanying notes are an integral part of these financial statements.

NORTHRIDGE VENTURES INC.

(A development stage company)

Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative
	March 18, 2003
	(inception) to	Three months ended
	August 31, 2012	August 31, 2012	August 31, 2011

Revenue	$77	$—	$—

Expenses
Interest and bank charges	16,765	13	2,724
Professional fees	164,438	15,475	8,662
General and administrative expenses	8,368	—	439
Consulting fee	158,279	4,485	12,205
Transfer agent	8,250	—	226
Website maintenance	2,019	—	—
Impairment of mineral property	13,417	—	—
Write off of Website Development Costs	32,083	—	—
Amortization of Website Development Costs	37,917	—	—

Total expenses	(441,460)	19,973	(24,256)

Other Income (Loss)
Foreign exchange gain (loss)	2,879	(14)	—

Net comprehensive loss for the period	$(438,580)	$(19,987)	$(24,256)

(Loss) per share
- basic and diluted		$(0.00)	$(0.02)

Weighted average number of
common shares outstanding
- basic and diluted		38,000,000	14,000,000

The accompanying notes are an integral part of these financial statements.

NORTHRIDGE VENTURES INC.

(A development stage company)

Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	March 18, 2003
	(inception) to	Three months ended
	August 31, 2012	August 31, 2012	August 31, 2011

Cash flows from (used in) operating activities
(Loss) for the period	$(438,580)	$(19,987)	$(24,256)
Adjustment to reconcile (loss) to net cash used in operating activities:
- amortization of website development costs	37,917	—	—
- accrued interest expenses	—	—	2,700
- write off of website development costs	32,083	—	—
- impairment of mineral property	13,417	—	—
Changes in assets and liabilities:
- decrease in prepaid expenses	—	17,975	12,205
- increase in accounts payable and accrued liabilities	2,030	2,012	9,327

Net cash used in operating activities	(353,133)	—	(24)

Cash flows (used in) investing activities
Acquisition of mining properties	(13,417)	—	—
Website development costs	(70,000)	—	—

Net cash used in investing activities	(83,417)	—	—

Cash flows from (used in) financing activities
Repayment of notes payable	(56,500)
Proceeds from issuance of promissory note	56,500	—	—
Proceeds from issuance of common stock	436,550	—	—

Net cash flows provided by financing activities	436,550	—	—

Decrease in cash and cash equivalents	—	—	(24)

Cash and cash equivalents, beginning of period	—	—	350

Cash and cash equivalents, end of period	$—	$—	$326

The accompanying notes are an integral part of these financial statements.

1. Basis of Presentation

The accompanying unaudited interim financial statements of the registrant have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the registrant’s audited 2012 annual financial statements and notes thereto. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the registrant’s 2012 annual financial statements have been omitted.

2. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the registrant has incurred losses of $438,580. In addition, the registrant generated negative cash flows from operations during the three months ended August 31, 2012. These factors, among others, raise substantial doubt about the registrant’s ability to continue as a going concern for a reasonable period of time.

If necessary, the registrant will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development.

The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the registrant be unable to continue as a going concern.

3. Mineral Property

On October 8, 2010, the Company acquired a 100% interest in two non-contiguous mineral exploration licenses (license numbers 018059M and 018061M) comprising 19 claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 475 hectares (1,174 acres). The closing of the acquisition took place on December 17, 2010. The Company paid the agreed-upon amount of $9,883 (CAD$10,000) to the seller of the mineral licenses, who is the son of the Company’s majority stockholder. During the year ended May 31, 2012, the Company wrote off the carrying cost of its mineral property interest of $3,619 during fiscal year 2012 (2011: $9,798) as a result of an impairment assessment.

4. Related Party Transactions

During the three months ended August 31, 2012, an affiliate of the registrant paid $2,030 on behalf of the registrant in satisfaction of accounts payable. The amount remains owing and is due and payable on demand.

Item 2. Management's Discussion and Analysis or Plan of Operations

USE OF FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q, including some statements in “Management’s Discussion and Analysis and Results of Operations” are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You are urged to carefully consider these factors, as well as other information contained in this Form 10-Q and in our other periodic reports and documents filed with the United States Securities and Exchange Commission (“SEC”).

In our Form 10-K filed with the SEC for the year ended May 31, 2012 and in the footnotes to the unaudited financial statements, included elsewhere in this Report, we have identified critical accounting policies and estimates for our business.

General

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

Results of Operations

We have not earned any meaningful revenue since inception on March 18, 2003. We do not anticipate earning revenue until such time as we have entered into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable reserves of valuable minerals on our mineral property, or that if such resources are discovered that we will commercially produce them.

We posted an operating loss of $19,987 for the three months ended August 31, 2012, due primarily to legal and accounting fees of $15,475 and geological consulting fees of $4,485. This was a decrease from our operating loss of $24,256 for the same period in the previous fiscal year.

Liquidity and Capital Resources

As of August 31, 2012, we had no assets. This is a decrease from $17,975 in total assets as of May 31, 2012. The decrease was primarily attributable to the earn-out of prepaid professional fees and geological consulting fees.

As of August 31, 2012, our total liabilities increased to $2,030 from $18 as of May 31, 2012. This increase primarily resulted from trade debt.

We do not presently have sufficient working capital and therefore will need to obtain financing to sustain our present level of operations for the next 12 months, or to acquire additional mineral properties or to commission the preparation of a technical report on our current mineral property.

Commitments

We do not have any commitments that are required to be disclosed in tabular form as of August 31, 2012.

Off-Balance Sheet Arrangements

As of August 31, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being August 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Part II. Other Information

Item 6. Exhibits

(a)	Exhibit	Description
	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS*	XBRL Instance Document.
	101.SCH*	XBRL Taxonomy Extension Schema Document.
	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
	101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHRIDGE VENTURES INC.
Date: October 12, 2012	By: /s/ Andrew Grundman Andrew Grundman Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer