Form 10-Q
period 2012-11-30
NORTHRIDGE VENTURES INC.
filed 2013-01-14
CIK 1272906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. ☒

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 11, 2012, the Issuer had 38,000,000 shares of its Common Stock outstanding.

Part I -- Financial Information

Item 1. Financial Statements

NORTHRIDGE VENTURES INC.

(An exploration stage company)

Balance Sheets

(Expressed in U.S. Dollars)

	November 30, 2012	May 31, 2012
	(unaudited)
ASSETS

Current
Cash and cash equivalents	$-	$-
Prepaid expenses	—	17,975

Total assets	$—	$17,975

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities

Current
Accounts payable and accrued liabilities	$8,530	$18

Total liabilities	8,530	18

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)

Share capital

Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock; $0.0001 par value; 800,000,000 shares authorized; 38,000,000 shares issued and outstanding	3,800	3,800

Additional paid-in capital	432,750	432,750

(Deficit) accumulated during the exploration stage	(445,080)	(418,593)

Total stockholders' equity (deficit)	(8,530)	17,957

Total liabilities and stockholders' equity (deficit)	$—	$17,975

The accompanying notes are an integral part of these financial statements.

NORTHRIDGE VENTURES INC.

(An exploration stage company)

Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative
	March 18, 2003
	(inception) to	Three months ended		Six months ended
	November 30, 2012	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011

Revenue	$77	$—	$—	—	—

Expenses
Interest and bank charges	16,765	—	2,723	13	5,447
Professional fees	170,938	6,500	2,000	21,975	10,662
General and administrative expenses	8,368	—	—	—	439
Consulting fee	158,279	—	—	4,485	12,205
Transfer agent	8,250	—	158	—	385
Website maintenance	2,019	—	0	—	—
Impairment of mineral property	13,417	—	3619	—	3,619
Write off of Website Development Costs	32,083	—	—	—	—
Amortization of Website Development Costs	37,917	—	—	—	—

Total expenses	(447,960)	6,500	8,500	26,473	32,757

Other Income (Loss)
Foreign exchange gain (loss)	2,879	—	—	(14)	—

Net comprehensive loss for the period	$(445,080)	$(6,500)	$(8,500)	(26,487)	(32,757)

(Loss) per share
- basic and diluted		$(0.00)	$(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding
- basic and diluted		38,000,000	14,000,000	38,000,000	14,000,000

The accompanying notes are an integral part of these financial statements.

NORTHRIDGE VENTURES INC.

(A development stage company)

Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative Amounts
	March 18, 2003
	(inception) to		Six months ended
	November 30, 2012	November 30, 2012	November 30, 2011

Cash flows from (used in) operating activities
(Loss) for the period	$(445,080)	$(26,487)	$(32,757)
Adjustment to reconcile (loss) to net cash used in operating activities:
- amortization of website development costs	37,917	—	—
- accrued interest expenses	—	—	5,400
- write off of website development costs	32,083	—	—
- impairment of mineral property	13,417	—	3,619
Changes in assets and liabilities:
- decrease in prepaid expenses	—	17,975	12,205
- increase in accounts payable and accrued liabilities	8,530	8,512	15,105

Net cash used in operating activities	(353,133)	—	3,572

Cash flows (used in) investing activities
Acquisition of mining properties	(13,417)	—	(3,619)
Website development costs	(70,000)	—	—

Net cash used in investing activities	(83,417)	—	(3,619)

Cash flows from (used in) financing activities
Repayment of notes payable	(56,500)	—	—
Proceeds from issuance of promissory note	56,500	—	—
Proceeds from issuance of common stock	436,550	—	—

Net cash flows provided by financing activities	436,550	—	—

Decrease in cash and cash equivalents	—	—	(47)

Cash and cash equivalents, beginning of period	—	—	350

Cash and cash equivalents, end of period	$—	$—	$303

The accompanying notes are an integral part of these financial statements.

1. Basis of Presentation

The Company, formerly known as Portaltochina.com, Inc. was formed on March 18, 2003 under the laws of the State of Nevada. The Company was in the business of operating an internet portal facilitating business with China. On May 13, 2010, the Company changed its name to Northridge Ventures Inc. The Company is presently engaged in the acquisition and exploration of mining properties and is considered an exploration stage company as defined in FASB Accounting Standards Codification (“ASC”) 915.

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

2. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the registrant has incurred losses of $445,080. In addition, the registrant generated negative cash flows from operations during the three months ended November 30, 2012. These factors, among others, raise substantial doubt about the registrant’s ability to continue as a going concern for a reasonable period of time.

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

3. Mineral Property

On October 8, 2010, the Company acquired a 100% interest in two non-contiguous mineral exploration licenses (license numbers 018059M and 018061M) comprising 19 claims located along southeastern coastal Labrador, approximately 13 kilometers northeast of the community of Charlottetown in Labrador, Canada, having a total area of 475 hectares (1,174 acres). The closing of the acquisition took place on December 17, 2010. The Company paid the agreed-upon amount of $9,883 (CAD$10,000) to the seller of the mineral licenses, who is the son of the Company’s majority stockholder. During the years ended May 31, 2012 and 2011, the Company wrote off the carrying cost of its mineral property interest of $3,619 and $9,798, respectively, as a result of an impairment assessment.

4. Related Party Transactions

During the three months ended November 30, 2012, an affiliate of the registrant paid $2,013on behalf of the registrant in satisfaction of accounts payable. The amount remains owing and is due and payable on demand to the affiliate.

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

General

Our business is in the early stages of development. We have not generated any significant revenue since the date of inception, but have suffered recurring losses and net cash outflows from operations. We expect to continue to incur substantial losses to implement our business plan until we obtain an interest in a property, find mineralized material, delineate an ore body, and begin profitably removing and selling minerals. We have no proven or probable mineral reserves, and there is no assurance that any mineral claims that we now have or may acquire in the future will contain commercially exploitable reserves of valuable minerals.

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

We posted an operating loss of $6,500 for the three months ended November 30, 2012, due entirely to accounting fees. This was a decrease from our operating loss of $8,500 for the same period in the previous fiscal year.

Liquidity and Capital Resources

As of November 30, 2012, we had no assets. This is a decrease from $17,975 in total assets as of May 31, 2012. The decrease was primarily attributable to the earn-out of prepaid professional fees and geological consulting fees.

As of November 30, 2012, our total liabilities increased to $8,530 from $18 as of May 31, 2012. This increase primarily resulted from trade debt.

We do not presently have sufficient working capital and therefore will need to obtain financing to sustain our present level of operations for the next 12 months, or to acquire additional mineral properties or to commission the preparation of a technical report on our current mineral property.

Commitments

We do not have any commitments that are required to be disclosed in tabular form as of November 30, 2012.

Off-Balance Sheet Arrangements

As of November 30, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being November 30, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

NORTHRIDGE VENTURES INC.
Date: January 11, 2013	By: /s/ Andrew Grundman Andrew Grundman Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer