Form 10-Q
period 2013-02-28
NORTHRIDGE VENTURES INC.
filed 2013-04-15
CIK 1272906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

As of April 12, 2013, the Issuer had 38,000,000 shares of its Common Stock outstanding.

Part I -- Financial Information

Item 1. Financial Statements

NORTHRIDGE VENTURES INC.

(An exploration stage company)

Balance Sheets

(Expressed in U.S. Dollars)

	February 28, 2013	May 31, 2012
	(unaudited)
ASSETS

Current
Cash and cash equivalents	$—	$—
Prepaid expenses	—	17,975

Total assets	$—	$17,975

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities

Current
Accounts payable and accrued liabilities	$10,030	$18

Total liabilities	10,030	18

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)

Share capital

Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock; $0.0001 par value; 800,000,000 shares authorized; 38,000,000 shares issued and outstanding	3,800	3,800

Additional paid-in capital	436,550	432,750

(Deficit) accumulated during the exploration stage	(446,580)	(418,593)

Total stockholders' equity (deficit)	(10,030)	17,957

Total liabilities and stockholders' equity (deficit)	$—	$17,975

The accompanying notes are an integral part of these financial statements.

NORTHRIDGE VENTURES INC.

(An exploration stage company)

Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative
	March 18, 2003
	(inception) to	Three months ended		Nine months ended
	February 28, 2013	February 28, 2013	February 28, 2012	February 28, 2013	February 28, 2012

Revenue	$77	$—	$—	—	—

Expenses
Interest and bank charges	16,765	—	1,006	13	6,453
Professional fees	172,438	1,500	4,940	23,475	15,602
General and administrative expenses	8,368	—	—	—	439
Consulting fee	158,279	—	—	4,485	12,205
Transfer agent	8,250	—	163	—	548
Website maintenance	2,019	—	—	—	3,619
Impairment of mineral property	13,417	—	—	—	—
Write off of Website Development Costs	32,083	—	—	—	—
Amortization of Website Development Costs	37,917	—	—	—	—

Total expenses	449,536	1,500	6,109	27,973	38,866

Other Income (Loss)
Foreign exchange gain (loss)	2,879	—	—	(14)	—

Net comprehensive loss for the period	$(446,580)	$(1,500)	$(6,109)	(27,987)	(38,866)

(Loss) per share
- basic and diluted		$(0.00)	$(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding
- basic and diluted		38,000,000	14,000,000	38,000,000	14,000,000

The accompanying notes are an integral part of these financial statements.

NORTHRIDGE VENTURES INC.

(A development stage company)

Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative Amounts
	March 18, 2003
	(inception) to	Nine months ended	Nine months ended
	February 28, 2013	February 28, 2013	February 28, 2012

Cash flows from (used in) operating activities
(Loss) for the period	$(446,580)	$(27,987)	$(38,866)
Adjustment to reconcile (loss) to net cash used in operating activities:
- amortization of website development costs	37,917	—	—
- accrued interest expenses	—	—	(7,186)
- write off of website development costs	32,083	—	—
- impairment of mineral property	13,417		—
Changes in assets and liabilities:
- decrease in prepaid expenses	—	17,975	12,205
- increase in accounts payable and accrued liabilities	10,030	10,012	17,767

Net cash used in operating activities	(353,133)	—	(16,880)

Cash flows (used in) investing activities
Acquisition of mining properties	(13,417)	—	—
Website development costs	(70,000)	—	—

Net cash used in investing activities	(83,417)	—	—

Cash flows from (used in) financing activities
Repayment of notes payable	(56,500)	—	(51,500)
Proceeds from issuance of promissory note	56,500	—	120,000
Proceeds from issuance of common stock	436,550	—	—

Net cash flows provided by financing activities	436,550	—	68,500

Decrease in cash and cash equivalents	—	—	52,420

Cash and cash equivalents, beginning of period	—	—	350

Cash and cash equivalents, end of period	$—	$—	$52,770

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

2. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the registrant has incurred losses of $446,580. In addition, the registrant generated negative cash flows from operations during the three months ended February 28, 2013. These factors, among others, raise substantial doubt about the registrant’s ability to continue as a going concern for a reasonable period of time.

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

4. Related Party Transactions

During the three months ended February 28, 2013, an affiliate of the registrant paid $8,000 on behalf of the registrant in satisfaction of accounts payable. The amount remains owing and is due and payable on demand to the affiliate.

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

We posted an operating loss of $1,500 for the three months ended February 28, 2013, due entirely to accounting fees. This was a decrease from our operating loss of $6,109 for the same period in the previous fiscal year.

Liquidity and Capital Resources

As of February 28, 2013, we had no assets. This is a decrease from $17,975 in total assets as of May 31, 2012. The decrease was primarily attributable to the earn-out of prepaid professional fees and geological consulting fees.

As of February 28, 2013, our total liabilities increased to $10,030 from $18 as of May 31, 2012. This increase primarily resulted from trade debt.

We do not presently have sufficient working capital and therefore will need to obtain financing to sustain our present level of operations for the next 12 months, or to acquire additional mineral properties or to commission the preparation of a technical report on our current mineral property.

Commitments

We do not have any commitments that are required to be disclosed in tabular form as of February 28, 2013.

Off-Balance Sheet Arrangements

As of February 28, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being February 28, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

NORTHRIDGE VENTURES INC.
Date: April 12, 2013	By: /s/ Andrew Grundman Andrew Grundman Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer