Form 10-K
period 2013-05-31
UCP HOLDINGS, INC.
filed 2013-09-13
CIK 1272906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended May 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 000-52239

UCP Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0449083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Wall Street, 20th Floor

New York, NY 10005

(Address of principal executive offices)

(212) 618-1312

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes  ☐     No  ☑

As of November 30, 2012, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, was approximately $2,322,000. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of August 30, 2013 was 39,500,000.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED MAY 31, 2013

PART I

ITEM 1. BUSINESS

UCP Holdings, Inc., together with its expected subsidiaries (the “Company”, “we”, “us”, or “our”), plans to operate as a holding company with expertise in a broad range of asset classes.

The Company was incorporated in Nevada on March 18, 2003 as Portaltochina.com, Inc. for the purpose of developing and operating an Internet portal located on the World Wide Web at www.portaltochina.com.

In accordance with a change in business focus and relocation of our principal office, on May 13, 2010 we changed our name to Northridge Ventures Inc.

On October 11, 2010, a change in control of the Company occurred when we sold 13,200,000 shares of our common stock at $0.005 per share to Gisela Mills, one of our controlling stockholders, through a private placement for cash consideration of $66,000. Through this acquisition, Ms. Mills acquired a majority of our voting stock and control of the Company. In connection with this change of control, we changed our business to mineral exploration and abandoned our former business plan, including all planned internet-related development.

On June 5, 2013, pursuant to a securities purchase agreement between Universe Capital Partners, LLC and the selling shareholders named therein, Universe Capital Partners LLC (“UCP”) purchased 37,650,000 shares of common stock of the Company, representing 99.1% of the outstanding shares of the Company’s common stock, for a purchase price of $238,000, resulting in a change in control of the Company. In connection with the change of control, the Company changed its name from Northridge Ventures Inc. to UCP Holdings, Inc. and changed its business plan from the acquisition and exploration of mining properties to a holding company.

Our primary objective is positioning ourselves as an investment firm with sustainable and steady growth, and a unique, competitive investment approach, including with respect to both public and private equity, and diversified capabilities.

We will seek to enter new markets and businesses where we believe they build on our areas of strengths, intellectual capital, and industry relationships and where attractive opportunities exist to further broaden our asset base. Our focus encompasses areas such as private banking, consumer staples, growth equity investments, and a range of debt and public equity investing.

We organize these businesses into private and public market segments.

With respect to the private equity market, our objective is to invest in high-quality businesses and to partner with company management to grow and improve companies that become part of our holdings for the long-term.

We will seek to adapt to a range of economic environments, entering new markets, and finding creative solutions to meet the needs of the companies in which we invest.

During August 2013, the Company completed the acquisition of an interest in Cosmos Yatirim Ortakligi A.S., an investment company based in Istanbul, Turkey that invests in a variety of security types in Turkey. See “Subsequent Events”.

Strategy

The Company’s core business strategy is to leverage its proprietary resources with the objective of generating both current income and capital appreciation by deploying capital pursuant to its strategies, include direct equity investments, including in the form of buy-outs, leveraged buy-outs, mergers and acquisitions, bank loans and high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity holdings.

The Company’s holdings across these strategies will primarily consist of investment grade and liquid asset acquisitions, high yield debt securities, secured senior hybrid security subscriptions, private equity, interests in joint ventures and partnerships, and working and royalty interests in oil and gas properties. The high earning and negotiable assets that the Company would hold are typically purchased via assignment or participation in the primary or secondary market.

Our investment strategy reflects the changing hierarchy of the three determinants of equity investment returns: earnings, dividends, and Price/Earnings multiples.

Over time, the relative importance of these three determinants has changed dramatically in response to changes in the economic landscape. In the 1980s and 1990s, for example, rising P/E ratios were the principal drivers of equity returns, leading to the popularity of valuation methodologies that reflected price-to-book value and price-to-earnings metrics. Underlying this 20-year P/E expansion was a collapse in interest rates. Beginning in June 2003, however, this two-decade period of declining interest rates and expanding P/E ratios showed signs of coming to an end. Given the inverse relationship of P/E ratios to interest rates, we believe the expansion of P/E multiples will no longer be the primary explanatory variable of equity returns. This leaves earnings growth and dividends, the two variables that have been the dominant sources of equity returns over the past 80 years. These two variables are derived from a single source: cash flow.

In our view, the key to producing superior risk-adjusted equity returns is the identification of companies with a consistent ability to both generate free cash flow and to properly allocate it among internal reinvestment opportunities, acquisitions, dividends, share repurchases and debt repayments. The determination of how to deploy free cash flow should be guided by the company’s cost of capital. Acquisitions and reinvestments should only be undertaken when the return on capital is greater than the firm’s average cost of capital. Otherwise, free cash flow should be returned to shareholders via the other three uses: dividends, share buybacks and debt repayments.

Long-term investment success demands a focus on essential truths that are not always obvious. We focus on investing in companies with the enduring elements that create value: free cash flow and managements committed to providing positive returns to shareholders. We seek superior total and risk-adjusted returns by investing in a concentrated portfolio of companies worldwide.

Our core strategy pursues long-term capital appreciation by investing in a concentrated portfolio of global businesses with superior risk-reward profiles. We will select companies in which to invest based on their ability to generate free cash flow and allocate it intelligently to benefit shareholders.

Investment Process

Our goal is to produce an efficient holding portfolio on a risk/return basis. We undertake detailed fundamental research on individual companies, diversify across attractive companies and economic sectors, limit individual holding sizes, and employ a strict sell discipline. If we have identified a good business at a good price, time is our ally as patient investors. Our investment policy provides a macro-level perspective that managers may use as a context when evaluating individual companies and sectors. This is combined with rigorous quantitative and qualitative analysis that incorporates the following components:

Analyze the Business:

Determine the sustainability of the business, earnings drivers, barriers to entry, and competitive advantages.

Understand the Cash Flow Structure:

Focus on companies that generate cash earnings and assess the quality and character of those earnings to determine the net cash flow from the business.

Relate Cash Flow to Enterprise Value:

Examine relevant claims against net cash flow and determine the necessity of these claims to maintain and grow the business. Evaluate how management will use free cash flow. Value the cash flow stream and compare it to enterprise value to determine the attractiveness of the investment.

Evaluate Management Quality:

Identify managements with the intention and demonstrated ability to create shareholder value.

Seek Unrecognized Assets:

Uncover, where possible, hidden, undervalued or underutilized assets, especially in under-researched small and mid-cap companies.

Manage Risk:

Risk management is integrated into each step of the investment process. We seek to ensure that the portfolio construction process takes into account aggregation risks and diversification objectives.

Employees

We do not currently have any full-time employees. Our four officers and directors provide services to us on an independent contractor basis.

ITEM 1A.  RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. In determining whether to purchase the Company’s common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report before making a decision to purchase the Company’s securities. An investor should only purchase the Company’s securities if he or she can afford to suffer the loss of his or her entire investment.

Risks Related to Our Operations and Business Strategy

If credit spreads on our borrowings increase and the credit spreads on our investments do not also increase, we are unlikely to achieve our projected leveraged risk-adjusted returns. Also, if credit spreads on investments increase in the future, our existing investments will likely experience a material reduction in value.

We make investment decisions based upon projected leveraged risk-adjusted returns. When making such projections we make assumptions regarding the long-term cost of financing such investments, particularly the credit spreads associated with our long-term financings. We define credit spread as the risk premium for taking credit risk which is the difference between the risk free rate and the interest rate paid on the applicable investment or loan, as the case may be. If credit spreads on our long term financings increase and the credit spreads on our investments are not increased accordingly, we will likely not achieve our targeted leveraged risk-adjusted returns and we will likely experience a material adverse reduction in the value of our investments.

We have a limited operating history.

We have a limited operating history. We are subject to all of the business risks and uncertainties associated with any business, including the risk that we will not achieve our investment objectives and that the value of our shares and any other securities we may issue could decline substantially. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses, make payments due on our indebtedness and make or sustain distributions to holders of our shares.

The report of our independent registered public accounting firm on our 2013 financial statements contains a going concern modification.

We have prepared our financial statements for the fiscal years ended May 31, 2013 on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The report of our independent registered public accounting firm included in our May 31, 2013 financial statements includes an explanatory paragraph stating that our history of operating losses since inception, no source of revenue, limited cash resources, and negative working capital, raise substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in our independent registered public accounting firm’s report for the years ended May 31, 2013 may materially and adversely affect our stock price or our ability to raise new capital.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we plan to make. We compete with specialty finance companies, hedge funds, public and private funds, commercial and investment banks. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other entities have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds than us and access to financing sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we do not offer any assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Failure to obtain and maintain adequate capital and financing would adversely affect our results and may, in turn, negatively affect the market price of our shares and any other securities we may issue and our ability to make distributions to holders of our shares.

We depend upon the availability of adequate financing and capital for our operations. We cannot assure you that any, or sufficient, financing or capital will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient financing and capital on acceptable terms, there may be a negative impact on the market price of our shares and any other securities we may issue and our ability to make distributions to holders of our shares.

Risks Related to our Organization and Structure

Achievement and maintenance of our Investment Company Act exemption imposes limits on our operations, which may adversely affect our results of operations.

We intend to continue to conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term "investment securities," among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of an investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We intend to conduct business as a holding company that conducts its operations primarily through both minority and majority-owned subsidiaries. As a result, the securities issued to us by our subsidiaries that are exempted from the definition of an "investment company" by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other "investment securities" we may own, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries.

The determination of whether an entity is a majority-owned subsidiary of ours is made by us. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test.

Most of our expected subsidiaries are predicted to be limited by the provisions of the Investment Company Act and the rules and regulations promulgated there under with respect to the assets in which each of them can invest to avoid being regulated as an investment company.

Some of our expected subsidiaries may be relying on the exemption provided under Section 3(c)(7), and therefore, our ownership interests in such subsidiaries shall be deemed to be investment securities for purposes of the 40% test. We must monitor our holdings in any future subsidiaries relying on the exemptions provided under Section 3(c)(1) or 3(c)(7) to ensure that the value of our investment in such subsidiaries, together with any other investment securities we may own, does not exceed 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

If the combined value of the investment securities that might be issued by our expected subsidiaries that are exempted by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceeds 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, we could, among other things, be required either (a) to change substantially the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have a material adverse effect on us and our ability to service our indebtedness and to make distributions on our shares and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary for purposes of the Investment Company Act. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries we would need to adjust our investment strategy and our investments in order to continue to pass the 40% test referred to above. Any such adjustment in our investment strategy or investments could have a material adverse effect on us. Moreover, to the extent that the SEC provides more specific or different guidance regarding the application of Rule 3a-7 of the Investment Company Act, we may be required to adjust our investment strategy and investments accordingly in the future. Any additional guidance from the SEC could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen, which could have a material adverse effect on us.

Risks Related to the Current Market Environment

Declines in the market values of our investments may adversely affect financial results and credit availability, which may reduce earnings and thus cash available for distributions to our shareholders.

We plan to carry the capital market securities that might become a constituent of our asset portfolio in near future at fair value with changes in fair value recorded directly into earnings. As a result, a decline in their values will likely reduce the book value of our assets.

A decline in the market value of our assets may adversely affect us, particularly where we have borrowed money based on the market value of those assets. In such case, the lender may require us to post additional collateral to support the borrowing. If we cannot post the additional collateral, we may have to liquidate assets at a time when we might not otherwise choose to do so. A reduction in the availability of credit may reduce our earnings, liquidity and therefore cash available for distributions to our shareholders.

We intend to leverage our portfolio investments, which may adversely affect our return on our investments and may reduce cash available for distribution.

We plan to leverage our portfolio investments through borrowings, generally through the use of warehouse facilities, bank credit facilities, repurchase agreements, asset-backed secured liquidity notes, securitizations, including the issuance of CDOs, loans to entities in which we hold, directly or indirectly, interests in pools of properties or loans, and other borrowings. The percentage of leverage varies depending on our ability to obtain credit facilities and the lenders' and rating agencies' estimate of the stability of the portfolio investments' cash flow. Our future expectable return on our investments and cash available for distribution to holders of our shares may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets would be acquired and financed. Our debt service payments reduce cash flow available for distributions to holders of our shares. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. We may leverage certain of our investments through repurchase agreements, total rate of return swaps and asset-backed secured liquidity notes. A decrease in the value of the assets may lead to margin calls that we will have to satisfy. We may not have the funds available to satisfy any such margin calls.

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

Part of our investment strategy involves entering into derivative contracts that will require us to fund cash payments in certain circumstances. These payments are contingent liabilities and therefore may not appear on our balance sheet. Our ability to fund these contingent liabilities will depend on the liquidity of our assets and access to capital at the time, and the need to fund these contingent liabilities could adversely impact our financial condition.

Hedging against interest rate exposure may adversely affect our results of operations, which could adversely affect our ability to make payments due on our indebtedness and cash available for distribution to holders of our shares.

We plan to enter into interest rate swap agreements and other interest rate hedging instruments as part of our interest rate risk management strategy. Our hedging activity varies in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging instruments can be expensive, particularly during periods of rising and volatile interest rates;
•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may be significantly different than the duration of the related liability or asset;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•	the party owing money in the hedging transaction may default on its obligation to pay.

Any hedging activity we engage in may adversely affect our results of operations, which could adversely affect our ability to make payments due on our indebtedness and cash available for distribution to holders of our shares. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we may enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We plan to make non-U.S. dollar denominated investments, which subject us to currency rate exposure and the uncertainty of foreign laws and markets.

We shall possibly purchase investments denominated in foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on any of these non-dollar denominated investments. Although we may choose to hedge our foreign currency risk, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. Investments in foreign countries also subject us to risks of multiple and conflicting tax laws and regulations and political and economic instability abroad, which could adversely affect our returns on these investments.

Risks Related to Our Investments

We may not realize gains or income from our investments.

We seek to generate both current income and capital appreciation. The assets in which we invest may not appreciate in value, however, and, in fact, may decline in value, and the debt securities in which we invest may default on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our investments. Any gains that we would realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our expenses.

Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may adversely affect, in turn, our ability to make payments due on our indebtedness and our cash available for distribution to holders of our shares.

A substantial portion of our assets we believe are likely to be classified for accounting purposes as "available-for-sale" so long as we intend not to sell such assets and we have sufficient financial wherewithal to hold the investment until its scheduled maturity. Changes in the market values of those assets will be directly charged or credited to our shareholder' equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is considered by our management to be other than temporary, such decline will be recorded as a charge which will adversely affect our results of operations.

A decline in the market value of our assets may adversely affect us, particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may adversely affect our results of operations, our ability to make payments due on our indebtedness and cash available for distribution to holders of our shares.

Further, credit facility providers may require us to maintain a certain amount of cash or to set aside unlevered assets sufficient to maintain a specified liquidity position intended to allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which may reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly because we may be required to sell our investments at distressed prices in order to meet such margin or liquidity requirements.

Market values of our investments may decline for a number of reasons, such as causes related to changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, and widening of credit spreads.

Some of our portfolio investments are expected to be recorded at fair value, as a result, there is uncertainty as to the value of these investments.

Some of our portfolio investments will be in the form of loans and securities that have limited liquidity or are not publicly traded. The fair value of investments that have limited liquidity or are not publicly traded may not be readily determinable. We will generally value these investments quarterly at fair value as determined by our management. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The market value of our shares and any other securities we may issue could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Changes in interest rates could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect our ability to service our indebtedness and the cash available for distribution to holders of our shares.

We would possibly invest in fixed-rate loans and securities. Under a normal yield curve, an investment in these instruments will decline in value if interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect our ability to service our indebtedness and the cash available for distribution to holders of our shares.

In particular, a significant risk associated with fixed-rate investments is the risk that both long-term and short-term interest rates will increase significantly. If rates were to increase significantly, the market value of these securities would decline and, with respect to mortgage-backed securities, the duration of the investments would increase. We may realize a loss if these investments were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on short term borrowings we may enter into in order to finance the purchase of these fixed-rate investments.

Our investment portfolio is expected to be constituted by assets including leveraged loans, high-yield securities and common and preferred equity securities, each of which has greater risks of loss than secured senior loans and, if those losses are realized, it could adversely affect our results of operations, our ability to service our indebtedness and our cash available for distribution to holders of our shares.

Our assets will include leveraged loans, high-yield securities and marketable and non-marketable common and preferred equity securities, each of which involves a higher degree of risk than senior secured loans. First, the leveraged loans and high-yield securities may not be secured by mortgages or liens on assets. Even if secured, these leveraged loans and high-yield securities may have higher loan-to-value ratios than senior secured loans. Furthermore, our right to payment and the security interest in any collateral may be subordinated to the payment rights and security interests of a senior lender. Therefore, we may be limited in our ability to enforce our rights to collect these loans and to recover any of the loan balances through a foreclosure of collateral.

Certain of these leveraged loans and high-yield securities may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan. In this case, a borrower's ability to repay its loan may be dependent upon a refinancing or a liquidity event that will enable the repayment of the loan.

In addition to the above, numerous other factors may affect a company's ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a company's financial condition and prospects may be accompanied by deterioration in the collateral for the high-yield securities and leveraged loans. Losses on our high-yield securities and leveraged loans could adversely affect our results of operations, which could adversely affect our ability to service our indebtedness and cash available for distribution to holders of our shares.

In addition, marketable and non-marketable common and preferred equity securities may also have a greater risk of loss than senior secured loans since such equity investments are subordinate to debt of the issuer and are not secured by property underlying the investment.

The high yield bonds that we may invest in have greater credit and liquidity risk than more highly rated bonds.

We shall also invest in high yield bonds which are rated below investment-grade by one or more nationally recognized statistical rating organizations or are unrated but of comparably low credit quality, and have greater credit and liquidity risk than more highly rated bonds. High yield bonds may be unsecured, and may be subordinate to other obligations of the obligor. The lower rating, or lack of a rating, on high yield bonds reflects a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions or both may impair the ability of the obligor to make payment of principal and interest. Many issuers of high yield bonds are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. Overall declines in the below investment-grade bond and other markets may adversely affect such issuers by inhibiting their ability to refinance their debt at maturity. High yield bonds are often less liquid than higher rated bonds.

High yield bonds are often issued in connection with leveraged acquisitions or recapitalizations in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. High yield bonds have historically experienced greater default rates than has been the case for investment-grade bonds.

Asset-backed securities are subject to credit risks that may arise due to defaults by the borrowers in the underlying collateral or the issuer's or servicer's failure to perform and other risks.

We intend to invest in investment grade and non-investment grade asset-backed securities ("ABS"). Asset-backed securities are bonds or notes backed by loans and/or other financial assets. Investments in ABS bear various risks, including credit risk, interest rate risk, market risk, liquidity risk, operations risk, structural risk and legal risk. Credit risk arises from losses due to defaults by the borrowers in the underlying collateral and the issuer's or servicer's failure to perform. These two elements may be related, as, for example, in the case of a servicer that does not provide adequate credit-review scrutiny to the serviced portfolio, leading to higher incidence of defaults. Interest rate risk arises for the issuer from the relationship between the pricing terms on the underlying collateral and the rate paid to holders of the ABS and from the need to mark to market the excess servicing or spread account proceeds carried on the balance sheet. For the holder of the ABS, interest rate risk depends on the expected life of the ABS which may depend on prepayments on the underlying assets or the occurrence of wind-down or termination events. Market risk arises from the cash flow characteristics of the security, which for most ABS tend to be predictable. The greatest variability in cash flows generally comes from credit performance, including the presence of wind-down or acceleration features designed to protect the purchaser in the event that credit losses in the portfolio rise well above expected levels.

A prolonged economic slowdown, a recession or declining enterprise values could impair our investments and harm our operating results.

Many of our future investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our investments and a decrease in revenues and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments and corporate enterprise valuation multiples. An economic slowdown or recession may also decrease the enterprise values of our corporate investments, and in the event of default we may incur greater losses than anticipated as a result of decreased enterprise values. Unfavorable economic conditions also could increase our financing costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

An increase in market interest rates may have an adverse effect on the market price of our shares.

One of the factors that investors may consider in deciding whether to buy or sell our shares is the distributions we make to holders of our shares as a percentage of our share price relative to market interest rates. If the market price of our shares is based primarily on the earnings and the return that we derive from our investments and our related distributions to holders of our shares, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions will likely affect the market price of our shares. For instance, if market rates rise without an increase in the distribution rate on our shares, the market price of our shares could decrease as potential investors may invest in alternative securities paying higher distributions or interest.

Risks Relating to our Common Stock

There is not an active, liquid trading market for our common stock and as a result investors may not be able to sell our common stock.

Our common stock is quoted on the OTCQB under the symbol UCPH. However, to date there has been minimal reported trading in our common stock. In the absence of an active trading market, an investor may have difficulty buying and selling or obtaining market quotations, the market visibility for our stock may be limited, and the lack of visibility for our common stock may have a depressive effect on the market price for our common stock. The lack of an active market for our common stock may also make it more difficult for us to raise capital.

If an active market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically which may negatively impact an investor’s investment in our common stock.

Although there is not an active trading market for our common stock, if an active market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control including:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital;
•	additions or departures of key personnel;
•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	economic and other external factors including the loss of tax and other subsidies; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our largest shareholder owns approximately 95% of our outstanding common stock.

As of the date of the filing of this report, Universe Capital Partners, LLC (“UCP”) (the Managing Member of whom is Erdogan Cetin, our Chairman) owns approximately 95% of our outstanding common stock. As a result, UCP will control the election of our board of directors and all other matters submitted to a vote of the Company’s shareholders. Such concentration of share ownership may have the effect of discouraging, delaying or preventing a change in control of the Company.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on an investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us that our Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our board of directors has the right, without stockholder approval, to issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock, which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change of control. The possible negative impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock or to create any series of preferred stock, we may issue such shares in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s headquarters are located at 14 Wall Street, 20th Floor, New York, NY 10005, which the Company leases pursuant to a one-year term which commenced January 2013, at a cost of approximately $1,800 per month. The Company’s Istanbul office is located at Dereboyu Caddesi, Uphill Towers, A Block, No:127, Atasehir, 34758, Istanbul, Turkey, which UCP leases pursuant to a one-year term which commenced August 2013, at a cost of approximately $1,500 per month.

ITEM 3. LEGAL PROCEEDINGS

The Company is not party to any legal proceedings and its property is not subject to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol UCPH.

The following table sets forth, for the periods indicated, the range of high and low intraday closing bid information per share of our common stock.

	High	Low
Quarter ended 8/31/11	$0.20	$0.07
Quarter ended 11/30/11	$0.07	$0.07
Quarter ended 2/28/12	$0.07	$0.05
Quarter ended 5/31/12	$0.08	$0.05
Quarter ended 8/31/12	$0.09	$0.06
Quarter ended 11/30/12	$0.09	$0.09
Quarter ended 2/28/13	$0.20	$0.09
Quarter ended 5/31/13	$0.25	$0.10

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of May 31, 2013, there were approximately 71 holders of record of the Company's common stock.

As of May 31, 2013, the Company did not have any equity compensation plan.

DIVIDEND POLICY

We do not currently pay any cash dividends on our common stock, and we currently intend to retain any future earnings for use in our business. Any future determination as to the payment of cash dividends on our common stock will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors.

SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Description of Business" and elsewhere in this annual report.

Overview

UCP Holdings, Inc., together with its expected subsidiaries, plans to operate as a holding company with expertise in a broad range of asset classes.

The Company was incorporated in Nevada on March 18, 2003 as Portaltochina.com, Inc. for the purpose of developing and operating an Internet portal located on the World Wide Web at www.portaltochina.com. In accordance with a change in business focus and relocation of our principal office, on May 13, 2010 we changed our name to Northridge Ventures Inc.

On October 11, 2010, a change in control of the Company occurred when we sold 13,200,000 shares of our common stock at $0.005 per share to Gisela Mills, one of our controlling stockholders, through a private placement for cash consideration of $66,000. Through this acquisition, Ms. Mills acquired a majority of our voting stock and control of the Company. In connection with this change of control, we changed our business to mineral exploration and abandoned our former business plan, including all planned internet-related development.

On June 5, 2013, pursuant to a securities purchase agreement between Universe Capital Partners, LLC and the selling shareholders named therein, Universe Capital Partners LLC (“UCP”) purchased 37,650,000 shares of common stock of the Company, representing 99.1% of the outstanding shares of the Company’s common stock, for a purchase price of $238,000, resulting in a change in control of the Company. In connection with the change of control, the Company changed its name from Northridge Ventures Inc. to UCP Holdings, Inc. and changed its business plan from the acquisition and exploration of mining properties to a holding company.

During August 2013, the Company completed the acquisition of an interest in Cosmos Yatirim Ortakligi A.S., an investment company based in Istanbul, Turkey that invests in a variety of security types in Turkey. See “Subsequent Events”.

Results of Operations

There were no revnues generated during the years ended May 31, 2013 and 2012 and an immaterial amount from the period March 18, 2013 (inception) through May 31, 2013.

We posted an operating loss of $42,973 for the year ended May 31, 2013, due primarily to legal and accounting fees of $38,475 and consulting fees of $4,485. This was a decrease from our operating loss of $47,192 for the same period in the previous fiscal year.

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

In January 2012, the Company received fully paid subscriptions for 24,000,000 shares of common stock at $0.005 per share through a registered public offering by a Form S-1 registration statement under the Securities Act of 1933 that was declared effective by the SEC on January 4, 2012. The gross proceeds of the public offering was $120,000.

On June 5, 2013, pursuant to a securities purchase agreement between Universe Capital Partners, LLC and the selling shareholders named therein, Universe Capital Partners LLC (“UCP”) purchased 37,650,000 shares of common stock of the Company representing 99.1% of the outstanding shares of the Company’s common stock, for a purchase price of $238,000, resulting in a change in control of the Company.

Since UCP acquired a controlling interest in the Company in June 2013, it has funded the Company’s working capital expenses, including officer compensation, rent, and other incidental expenses. We will need to raise additional financing to implement our business plan. There is no assurance financing will be available on terms acceptable to the Company, or at all.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED MAY 31, 2013

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UCP Holdings, Inc.

We have audited the accompanying balance sheet of UCP Holdings, Inc. (a development stage company) (the “Company”) as of May 31, 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and the period from March 18, 2003 (inception) to May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of UCP Holdings, Inc. (a development stage company) from March 18, 2003 (inception) to May 31, 2012, were audited by other auditors whose report dated September 10, 2012 expressed an unqualified opinion on those statements.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2013, and the results of its operations and its cash flows for the year then ended and the period from March 18, 2003 (inception) to May 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred negative cash flow from operations and net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein Kass

Roseland, New Jersey

September 13, 2013

To the Board of Directors and Stockholders of

UCP Holdings, Inc. (formerly known as Northridge Ventures Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of UCP Holdings, Inc. (a development stage company and formerly known as Northridge Ventures Inc.) as of May 31, 2012, and the related statements of operations, stockholders’ equity, and cash flows for the one-year period ended May 31, 2012 and for the period March 18, 2003 (inception) to May 31, 2012. UCP Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UCP Holdings, Inc. as of May 31, 2012, and the results of its operations and its cash flows for the one-year period ended May 31, 2012 and for the period March 18, 2003 (inception) to May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2, the Company has a history of operating losses since inception, no source of revenue, limited cash resources, negative working capital, and its viability is dependent upon its ability to meet its future financing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/MartinelliMick PLLC

MartinelliMick PLLC

Spokane, Washington

September 10, 2012

UCP Holdings, Inc.(A Development Stage Company)

Balance Sheets

	May 31, 2013	May 31, 2012
ASSETS

Current
Cash and cash equivalents	$-	$-
Prepaid expenses	-	17,975
Total current assets	-	17,975

Total assets	$-	$17,975

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current
Accounts payable and accrued liabilities	$25,030	$18
Total current liabilities	25,030	18

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued	-	-
Common stock; $0.0001 par value; 800,000,000 shares authorized; 38,000,000 shares issued and outstanding	3,800	3,800
Additional paid-in capital	432,750	432,750
Deficit accumulated during the development stage	(461,580)	(418,593)
Total stockholders' equity (deficit)	(25,030)	17,957

Total liabilities and stockholders' equity (deficit)	$-	$17,975

The accompanying notes are an integral part of these financial statements

UCP Holdings, Inc.

(a development stage company)

Statements of Operations

	For the year ended May 31,		Cumulative March 18, 2003 (inception)
	2013	2012	to May 31, 2013

Revenue	$-	$-	$77

Expenses
Interest and bank charges	13	6,503	16,765
Professional fees	38,475	19,378	187,438
General and administrative expenses	-	439	8,368
Consulting fee	4,485	16,705	158,279
Transfer agent	-	548	8,250
Website maintenance	-	-	2,019
Impairment of mineral property	-	3,619	13,417
Write off of website development costs	-	-	32,083
Amortization of website development costs	-	-	37,917
Total expenses	42,973	47,192	464,536

Operating income (loss)	(42,973)	(47,192)	(464,459)

Other income (loss)
Foreign exchange gain (loss)	(14)	1,064	2,879

Net loss for the period	$(42,987)	$(46,128)	$(461,580)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	38,000,000	22,021,918

The accompanying notes are an integral part of these financial statements

UCP Holdings, Inc.

(a development stage company)

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional	Deficit Accumulated During	Total Stockholders' Equity
	Shares	Amount	Paid-in Capital	Development Stage	(Deficit)
Issuance of common stock for cash
March 18, 2003, $0.0001 per share	550,000	$55	$495	$-	$550
Net loss	-	-	-	(1,743)	(1,743)
Balance, May 31, 2003	550,000	55	495	(1,743)	(1,193)
Net loss	-	-	-	(6,922)	(6,922)
Balance, May 31, 2004	550,000	55	495	(8,665)	(8,115)
Net loss	-	-	-	(5,603)	(5,603)
Balance, May 31, 2005	550,000	55	495	(14,268)	(13,718)
Issuance of common stock for cash	250,000	25	249,975	-	250,000
Net loss	-	-	-	(28,732)	(28,732)
Balance, May 31, 2006	800,000	80	250,470	(43,000)	207,550
Net loss	-	-	-	(52,428)	(52,428)
Balance, May 31, 2007	800,000	80	250,470	(95,428)	155,122
Net loss	-	-	-	(69,228)	(69,228)
Balance, May 31, 2008	800,000	80	250,470	(164,656)	85,894
Net loss	-	-	-	(30,121)	(30,121)
Balance, May 31, 2009	800,000	80	250,470	(194,777)	55,773
Net loss	-	-	-	(38,525)	(38,525)
Balance, May 31, 2010	800,000	80	250,470	(233,302)	17,248
Issuance of common stock for cash	13,200,000	1,320	64,680	-	66,000
Net loss	-	-	-	(139,163)	(139,163)
Balance, May 31, 2011	14,000,000	1,400	315,150	(372,465)	(55,915)
Issuance of common stock for cash	24,000,000	2,400	117,600	-	120,000
Net loss	-	-	-	(46,128)	(46,128)
Balance, May 31, 2012	38,000,000	3,800	432,750	(418,593)	17,957
Net loss				(42,987)	(42,987)
Balance, May 31, 2013	38,000,000	$3,800	$432,750	$(461,580)	$(25,030)

The accompanying notes are an integral part of these financial statements

UCP Holdings, Inc.

(a development stage company)

Statements of Cash Flows

			Cumulative Amounts
	For The Year Ended May 31,		March 18, 2003 (inception)
	2013	2012	to May 31, 2013

Cash flows from (used in) operating activities
Net loss for the year period	$(42,987)	$(46,128)	$(461,580)
Adjustment to reconcile net loss to net cash used in operating activities:	-
Amortization of website development costs	-	-	37,917
Accrued interest expenses	-	(7,200)	-
Write off of website development costs	-	-	32,083
Impairment of mineral property	-	3,619	13,417
(Increase) decrease in operating assets:	-
Prepaid expenses	17,975	(5,770)	-
Accounts payable and accrued liabilities	25,012	(7,252)	25,030

Net cash used in operating activities	-	(62,731)	(353,133)

Cash flows from investing activities
Acquisition of mining properties	-	(3,619)	(13,417)
Website development costs	-	-	(70,000)

Net cash used in investing activities	-	(3,619)	(83,417)

Cash flows from financing activities
Repayment of notes payable	-	(56,500)	(56,500)
Proceeds from issuance of promissory note	-	2,500	56,500
Proceeds from issuance of common stock	-	120,000	436,550

Net cash provided by financing activities	-	66,000	436,550

Decrease in cash and cash equivalents		(350)	-

Cash and cash equivalents, beginning of year period	-	350	-

Cash and cash equivalents, end of year period	$-	$-	$-

The accompanying notes are an integral part of these financial statements

1.	Basis of Presentation

UCP Holdings, Inc. (the “Company”) plans to operate as a holding company with expertise in a broad range of asset classes. On June 5, 2013, pursuant to a securities purchase agreement between Universe Capital Partners, LLC and the selling shareholders named, Universe Capital Partners LLC (“UCP”) purchased 37,650,000 shares of common stock of the Company, representing 99.1% of the outstanding shares of the Company’s common stock, for a purchase price of $238,000, resulting in a change in control of the Company. In connection with the change of control, the Company changed its name from Northridge Ventures Inc. to UCP Holdings, Inc. and changed its business plan from the acquisition and exploration of mining properties to a holding company.

The Company’s primary objective is positioning itself as an investment firm with sustainable and steady growth, and a unique, competitive investment approach, including with respect to both public and private equity, and diversified capabilities.

2.	Going Concern and Management's Plans

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of May 31, 2013, the Company had an accumulated deficit of $461,580, had incurred a net loss for the year ended May 31, 2013 of $42,987 and has no cash or assets as of May 31, 2013. In addition, the Company has not generated positive cash flows from operations since inception.

There can be no assurance that the Company’s future cash flow will be sufficient to meet its obligations and commitments. If the Company is unable to generate sufficient cash flow from operations in the future to service its commitments the Company will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing its planned activities or ceasing its operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable the Company to continue to satisfy its capital requirements.

The Company’s core business strategy is to leverage its proprietary resources with the objective of generating both current income and capital appreciation by deploying capital pursuant to its strategies, which include direct equity investments, including in the form of buy-outs, leveraged buy-out, mergers and acquisitions, bank loans and high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity holdings.

The Company’s holdings across these strategies may primarily consist of investment grade and liquid asset acquisitions, high yield debt securities, secured senior hybrid security subscriptions, private equity, interests in joint ventures and partnerships, and working and royalty interests in oil and gas properties. The high earning and negotiable assets that the Company would hold are typically purchased via assignment or participation in the primary or secondary market. To date, the Company has completed the acquisition of an interest in Cosmos Yatirim Ortakligi A.S., an investment company based in Istanbul, Turkey that invests in a variety of security types in Turkey. See “Subsequent Events”.

3.	Significant Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to revenue recognition, financing operations, income taxes, contingencies and litigation.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers financial instruments with maturities of less than three months when purchased to cash equivalents. There are no cash and cash equivalents as of May 31, 2013.

Loss per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares (including redeemable shares) plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are anti-dilutive due to the Company’s net losses. For the years presented, there is no difference between the basic and diluted net loss per share.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized. For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at May 31, 2013 and May 31, 2012. The Company primarily considered its historical loss and potential Internal Revenue Code Section 382 limitations to arrive at its conclusion that a valuation allowance was required.

The Company accounts for uncertain tax positions in accordance with ASC 740, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of May 31, 2013 and May 31, 2012. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements. For the period from March 18, 2003 (inception) through May 31, 2013, the Company did not recognize any interest or penalties related to income taxes. The Company will file income tax returns in the U.S. federal jurisdiction and states in which it does business. These tax returns will be subject to examination by tax authorities for three years from the date the returns are filed.

Prepaid Expenses

Certain expenses, primarily professional fees, have been prepaid and will be used within one year.

Mineral Property Assets

During the year ended May 31, 2012, the Company was operated with a working capital deficit, had no expertise in the exploration and mining sector and was unable to determine if commercially producible reserves of valuable minerals exist in the Company’s mineral property, which serve as the indicators of impairment on the Company’s mineral property. As the result of the above impairment assessment, the Company wrote off the carrying cost of its mineral property interest of $3,619 during fiscal year 2012.

Foreign Currency

The company recognized net foreign currency transaction gains (losses) of $(14), $1,064, and $2,879 in fiscal years 2013 and 20012 and from March 18, 2003 (inception) to May 31, 2013, respectively, in other income (loss).

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect to the accompanying financial statements.

4.	Stockholders’ Equity

Common and Preferred Stock

The authorized share capital of the Company consists of 800,000,000 shares of common stock, par value $0.0001 per share, of which, as of May 31, 2013, 38,000,000 shares were issued and outstanding and 200,000,000 shares of preferred stock, par value $0.0001, of which no shares are issued and outstanding.

The voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights of the holders of the preferred stock of any series. The holders of common stock are entitled to one vote for each share held at all the meetings of stockholders. Upon the dissolution or liquidation of the Company, holders of common stock will be entitled to receive ratably all the assets of the Company available for distribution, subject to any preferential rights of any then outstanding preferred stock.

5.	Litigation

The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, and if such amount is not determinable, then the Company accrues the minimum of the range of probable loss. As of May 31, 2013, there was no litigation against the Company and therefore the litigation accrual was zero.

6.	Related Party Transactions

During the year ended May 31, 2013, an affiliate of the registrant paid $10,000 on behalf of the registrant in satisfaction of accounts payable. The amount remains owing and is due and payable on demand to the affiliate.

7.	Subsequent Events

On August 12, 2013, the Company entered into and closed a share exchange agreement (the “Exchange Agreement”) with Sinan Bilgin (the “Shareholder”). Pursuant to the Exchange Agreement, the Shareholder transferred to the Company 700,000 shares of common stock of Cosmos Yatirim Ortakligi A.S. (“Cosmos”), representing approximately 11.67% of the outstanding shares of Cosmos, in exchange for 1,500,000 newly issued shares of the Company’s common stock. Cosmos is an investment company based in Istanbul, Turkey that invests in a variety of security types in Turkey.

On June 5, 2013, pursuant to a securities purchase agreement between UCP and the selling shareholders named therein, purchased 37,650,000 shares of common stock of Northridge Ventures Inc. representing 99.1% of the outstanding shares of the Company’s common stock, for a purchase price of $238,000, resulting in a change in control of the Company. The source of the funds was UCP’s working capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 5, 2013, the Company dismissed MartinelliMick PLLC (“MartinelliMick”) as the Company’s independent registered public accounting firm and engaged Rothstein Kass to serve as the Company’s independent registered public accounting firm. MartinelliMick’s audit report on the Company’s financial statements for the fiscal year ended May 31, 2012 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report included an explanatory paragraph with respect to the uncertainty as to the Company’s ability to continue as a going concern. During the years ended May 31, 2013 and 2012 and during the subsequent interim period preceding the date of MartinelliMick’s dismissal, there were (i) no disagreements with MartinelliMick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, and (ii) no reportable events (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

During the years ended May 31, 2013 and 2012 and during the subsequent interim period preceding the date of Rothstein Kass engagement, the Company did not consult with Rothstein Kass regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements. The decision to dismiss MartinelliMick and engage Rothstein Kass has been approved by the Company’s board of directors.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures reporting as promulgated under the Exchange Act is defined as controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.  Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013 and have concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2013 due to the deficiencies described in Management’s Report on Internal Control over Financial Reporting below.  The Company intends to engage additional accounting personnel and strengthen its internal controls with regard to its closing process, related disclosures, and the approval of certain transactions.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control involves maintaining records that accurately represent our business transactions, providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be detected or prevented on a timely basis.

Because of its innate limitations, internal control over our financial statements is not intended to provide absolute guarantee that a misstatement can be detected or prevented on the statements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation and those criteria, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2013, due to the following deficiencies:

•	Insufficient controls and management review over the recording of certain transactions.
•	Lack of accounting personnel with appropriate level of knowledge and experience in accounting principles generally accepted in the United States of America and SEC Reporting, and the related accounting systems and closing process.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following tables set forth certain information with respect to our directors and officers. The following persons serve as our directors and executive officers:

Name	Age	Position

Russell Covarrubia	23	President, Chief Executive Officer, Director

Siva Pillarisetty	44	Chief Financial Officer, Treasurer, Secretary and Director

Erdogan Cetin	30	Chairman

Nicholas King	49	Director

Each member of the Company’s board of directors shall serve until his successor is elected and qualified, or until his earlier resignation, death or removal. Officers are appointed annually by the Board and each serves at the discretion of the Board. There are no family relationships between any director and/or any executive officer.

Background of Executive Officers and Directors

Russell Covarrubia has been Chief Executive Officer, President and a Director of the Company since June 2013. Mr. Covarrubia has been a Marine since October 2008. From June 2011 to August 2011, Mr. Covarrubia was with Curing Capital out of Atlanta, Georgia. From August 2011 to February 2012, Mr. Covarrubia was with AGS Capital, LLC, where he helped structure equity financings for public companies on major stock exchanges. From February 2012 to December 2013, he was at Lighthouse Capital Partners, where he became a partner and helped to revamp the company’s marketing and business strategies. Since December 2012, he has been with UCP, becoming Vice President, and where he began a marketing plan to high net-worth investors and institutional investors. Mr. Covarrubia’s financial experience and knowledge qualifies him to serve on the Company’s board of directors.

Siva Pillarisetty has been Chief Financial Officer, Treasurer, Secretary and a Director of the Company since June 2013. Siva Pillarisetty has been President of UCP and Chief Investment Officer of UCP Multi Strategy Equity Fund, LLC since January 2013. From March 1995 until January 2013, Mr. Pillarisetty was owner, President and Chairman of Pillar Mortgage Corp. a residential and commercial mortgage brokerage and from September 1993 until January 2013 he also owned and operated Pillar Consulting Group as a sole proprietor. Mr. Pillarisetty’s financial experience and knowledge qualifies him to serve on the Company’s board of directors.

Erdogan Cetin has been Chairman of the Company since June 2013. Mr. Cetin has been Managing Member of UCP since April 2012 and Managing Member of UCP Multi Strategy Equity Fund, LLC since November 2012. From May 2003 to June 2010, Mr. Cetin was Chief Financial Officer of Toros Capital Partners, Ltd. in Istanbul, Turkey. From June 2010 to March 2011 Mr. Cetin was General Coordinator of SRM AS in Istanbul, Turkey. Mr. Cetin received an MBA and BA from Marmara University. Mr. Cetin’s experience as Managing Member of UCP qualifies him to serve on the Company’s board of directors.

Nicholas King has been a director of the Company since June 2013. Mr. King is self-employed as a business consultant. Mr. King was Chief Executive Officer of Lethbridge King Capital, an investment bank in Australia, where he successfully raised capital for resources and IT companies, from January 2004 to June 2013. Mr. King was Chief Executive Officer of King Estates, a real estate company, from July 1993 to June 2013. Mr. King was Chief Executive Officer of Baycorp Capital Ltd., a public real estate development company in Australia, from January 2005 to December 2009, where he developed luxury properties on Sydney’s Lower North Shore. Mr. King received a Bachelor’s degree in business from the University of Western Sydney. Mr. King’s financial and business executive experience qualifies him to serve on the Company’s board of directors.

COMMITTEES

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Board Leadership Structure and Role in Risk Oversight

We have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Since June 2013, Mr. Covarrubia has served as Chief Executive Officer and Mr. Cetin has served as Chairman.

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company, our company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

 To the Company’s knowledge, the Company’s directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

CODE OF ETHICS

The Company has adopted a Code of Ethics that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics is incorporated by reference as an exhibit to this annual report on Form 10-K.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”). To the Company’s knowledge, all such reporting obligations were complied with during the year ended May 31, 2013, except that, a Form 3 was not filed by Andrew Grundman.

ITEM 11. EXECUTIVE COMPENSATION

The Company did not pay any compensation to its officers or directors during the years ended May 31, 2013 or 2012.

The Company did not have any outstanding equity awards as of May 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of August 30, 2013, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Russell Covarrubia	-	-
Siva Pillarisetty	-	-
Erdogan Cetin (3)	37,650,000	95.3%
Nicholas King	-	-
All officers and directors as a group	37,650,000	95.3%
Beneficial owners of more than 5%:
Universe Capital Partners, LLC (4)	37,650,000	95.3%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o UCP Holdings, Inc., 14 Wall Street, 20th Floor, New York, NY 10005.

(2)	Applicable percentage ownership is based on 39,500,000 shares of common stock outstanding as of August 14, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of such date for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of August 30, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Shares are held by Universe Capital Partners, LLC

(4)	Erdogan Cetin is the Managing Member of Universe Capital Partners, LLC and has voting and investment power over the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the year ended May 31, 2012, the Company paid aggregate legal fees of $33,175 to its attorney. The Company’s attorney was the son of the Company’s then-majority stockholder. Except as one of the Company’s stockholders, the Company’s then-majority stockholder did not receive any benefit from the acquisition or the transfer of the mineral licenses or any other payment to the Company’s attorney.

Since UCP acquired a controlling interest in the Company in June 2013, it has funded the Company’s working capital expenses, including officer compensation, rent, and other incidental expenses, in the aggregate amount of approximately $40,000 per month, pursuant to an informal arrangement between the Company and UCP.

Director Independence

None of our directors is independent as term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit and review of our annual financial statements, and includes fees for the audit and review of our annual financial statements included in a registration statement filed under the Securities Act as well as issuance of consents and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements except those not required by statute or regulation.  “Audit-related fees” are fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements, including attestation services that are not required by statute or regulation, due diligence and services related to acquisitions.  “Tax fees” are fees for tax compliance, tax advice and tax planning, and “all other fees” are fees for any services not included in the first three categories.

On July 5, 2013, the Company dismissed MartinelliMick PLLC (“MartinelliMick”) as the Company’s independent registered public accounting firm and engaged Rothstein Kass to serve as the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Rothstein Kass for the professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2013 was approximately $15,000. The aggregate fees billed by MartinelliMick rendered in connection with the audit of the Company's annual financial statements, and reviews of the financial statements included in the Company's Forms 10-Qs for fiscal 2012, was $6,000.

Audit Related Fees

There were no audit related fees billed by Rothstein Kass for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements in fiscal 2013. The aggregate fees billed by MartinelliMick for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements in fiscal 2012 was approximately $4,700.

Tax Fees

There were no tax fees billed by MartinelliMick or Rothstein Kass to the Company for fiscal 2013 or 2012.

All Other Fees

There no other fees billed by MartinelliMick or Rothstein Kass to the Company for fiscal 2013 or 2012.

ITEM 15. EXHIBITS

3.1	Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws (2)
10.1	Share Exchange Agreement, dated August 12, 2013 between the Company and the Shareholder named therein (3)
14.1	Code of Ethics (1)
16.1	Letter from MartinelliMick PLLC to Securities and Exchange Commission (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1) Previously included as an exhibit to the Form 10-K filed August 13, 2010 and incorporated herein by reference.

(2) Previously included as an exhibit to the Form 8-K filed October 12, 2010 and incorporated herein by reference.

(3) Previously included as an exhibit to the Form 8-K filed August 13, 2013 and incorporated herein by reference.

(4) Previously included as an exhibit to the Form 8-K filed July 9, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 13, 2013.

UCP Holdings, Inc.

/s/ Russell Covarrubia
Russell Covarrubia
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/Russell Covarrubia	Chief Executive Officer, Director (principal executive officer)	September 13, 2013
Russell Covarrubia

/s/Siva Pillarisetty	Chief Financial Officer (principal financial and accounting officer)	September 13, 2013
Siva Pillarisetty

/s/Erdogan Cetin	Chairman	September 13, 2013
Erdogan Cetin

/s/Nicholas King	Director	September 13, 2013
Nicholas King

