Form 10-Q
period 2013-08-31
UCP HOLDINGS, INC.
filed 2013-10-21
CIK 1272906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to __________

Commission File Number 000-52239

UCP Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0449083
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

14 Wall Street, 20th Floor

New York, NY 10005

(Address of principal executive offices) (Zip Code)

(212) 618-1312

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No ☒

Number of shares outstanding of registrant’s class of common stock, par value $0.0001 (the “Common Stock”) 39,500,000 as of October 17, 2013.

UCP Holdings, Inc.

(A Development Stage Company)

Table of Contents

Page
PART I

FINANCIAL INFORMATION
ITEM 1. Financial Statements	3-9
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	10
ITEM 4. Controls and Procedures	10

PART II

OTHER INFORMATION
ITEM 1. Legal Proceedings	10
ITEM 1A. Risk Factors	10
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
ITEM 3. Defaults Upon Senior Securities	11
ITEM 4. Mine Safety Disclosures	11
ITEM 5. Other Information	11
ITEM 6. Exhibits	11
Signatures	12

UCP Holdings, Inc.

(A Development Stage Company)

Balance Sheets

	August 31, 2013	May 31, 2013
		(Audited)
ASSETS

Current
Cash	$1,504	$-
Investments at fair value	307,440	-
Total current assets	308,944	-

Total assets	$308,944	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current
Accounts payable and accrued liabilities	$54,009	$25,030
Due to related party - Universal Capital Partners	31,054	-
Total current liabilities	85,063	25,030

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock; $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.0001 par value; 800,000,000 shares authorized; 39,500,000 and 38,000,000 shares issued and outstanding as of August 31, 2013 and May 31, 2013, respectively	3,950	3,800
Additional paid-in capital	767,914	432,750
(Deficit) accumulated during the development stage	(547,983)	(461,580)
Total stockholders' equity (deficit)	223,881	(25,030)

Total liabilities and stockholders' equity (deficit)	$308,944	$-

See the accompanying notes to the unaudited interim financial statements

UCP Holdings, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the three months ended August 31,		Cumulative March 18, 2003 (inception)
	2013	2012	to August 31, 2013

Revenue	$-	$-	$77

Expenses
Interest and bank charges	134	13	16,899
Professional fees	46,813	15,475	234,251
General and administrative expenses	11,582	-	19,950
Consulting fee	-	4,485	158,279
Transfer agent	-	-	8,250
Website maintenance	-	-	2,019
Impairment of mineral property	-	-	13,417
Write off of Website Development Costs	-	-	32,083
Amortization of Website Development Costs	-	-	37,917
Total expenses	58,529	19,973	523,065

Operating Income (Loss)	(58,529)	(19,973)	(522,988)

Other Income (Loss)
Unrealized loss on investments	(27,874)	-	(27,874)
Foreign exchange gain (loss)	-	(14)	2,879

Net loss for the period	$(86,403)	$(19,987)	$(547,983)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	38,326,087	38,000,000

See the accompanying notes to the unaudited interim financial statements

UCP Holdings, Inc.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			Cumulative Amounts
	Three Months Ended August 31,		March 18, 2003 (inception)
	2013	2012	to August 31, 2013

Cash flows from operating activities
Net Loss for the period	$(86,403)	$(19,987)	$(547,983)
Adjustment to reconcile loss to net cash provided by (used in) operating activities:
Unrealized loss on investments	27,874		27,874
Amortization of website development costs	-	-	37,917
Write off of website development costs	-	-	32,083
Impairment of mineral property	-	-	13,417
(Increase) decrease in operating assets:
Prepaid expenses	-	17,975	-
Accounts payable due to related party	31,054	-	31,054
Accounts payable and accrued liabilities	28,979	2,012	54,009

Net cash provided by (used in) operating activities	1,504	-	(351,629)

Cash flows from investing activities
Acquisition of mining properties	-	-	(13,417)
Website development costs	-	-	(70,000)

Net cash used in investing activities	-	-	(83,417)

Cash flows from financing activities
Repayment of notes payable	-	-	(56,500)
Proceeds from issuance of promissory note	-	-	56,500
Proceeds from issuance of common stock	-	-	436,550

Net cash provided by financing activities	-	-	436,550

Decrease in cash	1,504	-	1,504

Cash, beginning of period	-	-	-

Cash, end of period	$1,504	$-	$1,504

Supplemental schedule of non-cash financing activities:
Issuance of 1,500,000 common shares exchanged for the receipt of investment in 700,000 Cosmos common shares	$335,314	$-	$335,314

See the accompanying notes to the unaudited interim financial statements

1.	Basis of Presentation

On June 5, 2013, pursuant to a securities purchase agreement between Universe Capital Partners, LLC and the selling shareholders named, Universe Capital Partners LLC (“UCP”) purchased 37,650,000 shares of common stock of the Company, representing 99.1% of the outstanding shares of the Company’s common stock, for a purchase price of $238,000, resulting in a change in control of the Company. In connection with the change of control, UCP Holdings, Inc. changed its business plan from the acquisition and exploration of mining properties to a holding company that will invest in a broad range of asset classes.  Effective June 24, 2013, UCP Holdings, Inc. (formerly known as Northridge Ventures Inc.) (the “Company”) filed Articles of Merger with the Secretary of State of Nevada, pursuant to which the Company’s wholly-owned subsidiary, UCP Holdings, Inc. (formed solely for the purpose of effecting a change in the name of the Company), merged into the Company and the Company changed its name from Northridge Ventures Inc. to UCP Holdings, Inc.

The Company’s primary objective is positioning itself as an investment firm with sustainable and steady growth, and a unique, competitive investment approach, including with respect to both public and private equity, and diversified capabilities.

On August 12, 2013, the Company entered into and closed a share exchange agreement (the “Exchange Agreement”) with Sinan Bilgin (the “Shareholder”). Pursuant to the Exchange Agreement, the Shareholder transferred to the Company 700,000 shares of common stock of Cosmos Yatirim Ortakligi A.S. (“Cosmos”), representing approximately 11.67% of the outstanding shares of Cosmos, in exchange for 1,500,000 newly issued shares of the Company’s common stock. Cosmos is an investment company based in Istanbul, Turkey that invests in a variety of security types in Turkey. Cosmos is traded on the Turkish Stock Exchange.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended May 31, 2013. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three month periods ended August 31, 2013 and 2012 are not necessarily indicative of results to be expected for a full year.

2.	Going Concern and Management's Plans

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of August 31, 2013, the Company had an accumulated deficit of $547,983, had incurred a net loss for the quarter ended August 31, 2013 of $86,403. The Company had cash of $1,504 and $308,944 in current assets as of August 31, 2013 compared to $0 assets for the year ended May 31, 2013. The Company has not generated positive cash flows from operations since inception.

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

The Company’s holdings across these strategies may primarily consist of investment grade and liquid asset acquisitions, high yield debt securities, secured senior hybrid security subscriptions, private equity, interests in joint ventures and partnerships, and working and royalty interests in oil and gas properties. The high earning and negotiable assets that the Company would hold are typically purchased via assignment or participation in the primary or secondary market. The Company intends to hold assets in a manner as to fall outside the threshold requiring it to register under Investment Company Act 1940. To date, the Company has completed the acquisition of an interest in Cosmos Yatirim Ortakligi A.S., an investment company based in Istanbul, Turkey that invests in a variety of security types in Turkey.

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

Cash

For purposes of the statement of cash flows, the Company considers financial instruments with maturities of less than three months when purchased to cash equivalents. There were no cash equivalents as of August 31, 2013 and May 31, 2013. Cash amounted to $1,504 as of August 31, 2013.

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

Development Stage Reporting

The Company is a development stage enterprise as defined in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities” (“ASC 915”). Accordingly, the Company has not yet commenced its fully planned operations. The Company is subject to all of the risks and uncertainties that are typical in the life-cycle stage of its business. There is no assurance that the Company will be successful in its efforts to commence its fully planned operations or that the commencement will actually result in the realization of its business objectives.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect to the accompanying financial statements.

Fair Value Measurement

The Company adopted Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that requires the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

The carrying amounts reported in the balance sheet for accounts payable and accrued liabilities approximate their estimated fair value based on the short-term maturity of these instruments.

The following table provides the assets at fair value measured on a recurring basis as of August 31, 2013:

	Fair value measured at August 31, 2013
	Total carrying value at August 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity investments	$307,440	$307,440	$—	$—

4.	Investments at Fair Value

On August 12, 2013, the Company entered into and closed a share exchange agreement (the “Exchange Agreement”) with Sinan Bilgin (the “Shareholder”). Pursuant to the Exchange Agreement, the Shareholder transferred to the Company 700,000 shares of common stock of Cosmos Yatirim Ortakligi A.S. (“Cosmos”), representing approximately 11.67% of the outstanding shares of Cosmos, in exchange for 1,500,000 newly issued shares of the Company’s common stock. Cosmos is an investment company based in Istanbul, Turkey that invests in a variety of security types in Turkey. The Company recorded its investment in Cosmos at fair value based upon the closing price of Cosmos on the Istanbul Stock Exchange. From August 12, 2013 through August 31, 2013, the Company recorded a $27,874 unrealized loss.

5.	Stockholders’ Equity

Common and Preferred Stock

The authorized share capital of the Company consists of 800,000,000 shares of common stock, par value $0.0001 per share, of which, as of September 23, 2013, 39,500,000 shares were issued and outstanding and 200,000,000 shares of preferred stock, par value $0.0001, of which no shares are issued and outstanding.

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

On August 12, 2013, the Company entered into and closed a share exchange agreement (the “Exchange Agreement”) with Sinan Bilgin (the “Shareholder”). Pursuant to the Exchange Agreement, the Shareholder transferred to the Company 700,000 shares of common stock of Cosmos Yatirim Ortakligi A.S. (“Cosmos”), representing approximately 11.67% of the outstanding shares of Cosmos, in exchange for 1,500,000 newly issued shares of the Company’s common stock. Cosmos is an investment company based in Istanbul, Turkey that invests in a variety of security types in Turkey. The company commenced a program to liquidate its holding in Cosmos, The liquidation of the Company’s interest in Cosmos should be completed shortly.

6.	Related Party Transactions

During the quarter ended August 31, 2013, Universe Capital Partners, LLC, an affiliate of the registrant paid $31,054 on behalf of the registrant in satisfaction of accounts payable. The amount remains owing and is due and payable on demand to the affiliate.

In July 2013, the Company entered into an Assignment of Office Services Agreement with Universe Capital Partners, LLC with a commencement date of July 22, 2013 and an expiration date of December 31, 2013. The monthly rental payment due is approximately $2,100.

7.	Subsequent Events

On September 19, 2013, the Company filed its first amendment to its original Form 13D and on September 10, 2013, UCP transferred an aggregate of 6,375,000 shares of common stock of the Company to four parties as compensation.

From September 1, 2013 through October 16, 2013, the Company sold 380,715 shares of Cosmos and realized gross proceeds of $170,498.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q of UCP Holdings, Inc. for the period ended August 31, 2013 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. The risk factors listed in this filing, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: our ability to successfully obtain financing for product acquisition; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel.

Overview

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

The Company’s primary objective is positioning itself as an investment firm with sustainable and steady growth, and a unique, competitive investment approach, including with respect to both public and private equity, and diversified capabilities. The Company intends to invest in majority and minority interest in companies both in the U.S. and elsewhere in a manner whereby it falls outside the threshold requiring it to register under the Investment Company Act of 1940.

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

Results of Operations

There were no revenues generated during the periods ended August 31, 2013 and 2012 and an immaterial amount from the period March 18, 2003 (inception) through August 31, 2013.

We posted an operating loss of $86,403 for the period ended August 31, 2013, due primarily to legal and accounting fees of $46,813 and occupancy expenses of $6,446. In July 2013, the Company entered into an Assignment of Office Services Agreement with Universe Capital Partners, LLC with a commencement date of July 22, 2013 and an expiration date of December 31, 2013. The monthly rental payment due is approximately $2,100.

We recorded our investment in Cosmos at fair value based upon the closing price of Cosmos on the Istanbul Stock Exchange. From August 12, 2013 through August 31, 2013, the Company recorded a $27,874 unrealized loss.

Liquidity and Capital Resources

As of August 31, 2013, we had $308,944 of current assets and $85,063 of current liabilities. Cash was $1.504 as of August 31, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being August 31, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Based on this evaluation and those criteria, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting was not effective as August 31, 2013, due to the following deficiencies:

•	Insufficient controls and management review over the recording of certain transactions.
•	Lack of accounting personnel with appropriate level of knowledge and experience in accounting principles generally accepted in the United States of America and SEC Reporting, and the related accounting systems and closing process.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

During the quarter ended August 31, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not party to any legal proceedings and its property is not subject to any legal proceedings.

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the preparation of the Company’s Quarterly Report on Form 10-Q, the Company determined that its interest in Cosmos might lead the Company to be deemed an “inadvertent” investment company under the Investment Company Act of 1940, as amended. The Company commenced a program to liquidate its holding in Cosmos. The liquidation of the Company’s interest in Cosmos should be completed shortly.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors;

Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Effective October 10, 2013, Russell Covrarrubia resigned as President and Chief Executive Officer of UCP Holdings, Inc. (the "Company").

Effective October 10, 2013, Nicholas John Lethbridge King was elected President and Chief Executive Officer of the Company.

Mr. King is 49 years old. From 2005 to 2008 he served as Chief Executive Officer of Baycorp Capital Limited. Baycorp Capital Limited is a public company based in Australia whose core business is property development in NSW, Australia. From 2008 to 2011 he was Chief Executive Officer of Lethbridge King Property, a privately owned luxury real estate agency in Sydney. From 2009 to September 2013 he served as Chief Executive Officer of Lethbridge King Capital, a privately owned company specializing in corporate capital raising and advisory, professional equities trading, portfolio management, founding and establishing emerging hedge funds, mergers and acquisitions in public companies. Since 2013 Mr. King has served as Chairman of BZ Pay pty ltd., a privately owned company which provides Business to Business payment systems with global applications for transforming efficiency of transactions via internationally patented technology. Since 2013 Mr. King has also served as Chairman of King and I Capital Partners, a Singapore and Sydney based Asset Management Fund specializing in Biodiesel and agriculture, hotel investment /development and public company mergers/acquisitions in resources. Mr. King has been a Director at the Company since 2013.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCP Holdings, Inc.

Date: October 21, 2013	By:	/s/ Nicholas John Lethbridge King
Nicholas John Lethbridge King
President & Chief Executive Officer
(Principal Executive Officer)

Date: October 21, 2013	By:	/s/ Siva Pillarisetty
Siva Pillarisetty
Chief Financial Officer
(Principal Financial and Accounting Officer)

