Form 10-Q
period 2013-11-30
UCP HOLDINGS, INC.
filed 2014-01-14
CIK 1272906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013
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

Yes  ☐ No ☒

Number of shares outstanding of registrant’s class of common stock, par value $0.0001 (the “Common Stock”) 76,000,000 as of January 12, 2014.

UCP Holdings, Inc.

(A Development Stage Company)

Table of Contents

Page
PART I

FINANCIAL INFORMATION
ITEM 1. Financial Statements	3-9
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	11
ITEM 4. Controls and Procedures	11

PART II

OTHER INFORMATION
ITEM 1. Legal Proceedings	12
ITEM 1A. Risk Factors	12
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
ITEM 3. Defaults Upon Senior Securities	12
ITEM 4. Mine Safety Disclosures	12
ITEM 5. Other Information	12
ITEM 6. Exhibits	13
Signatures	14

UCP Holdings, Inc.

(A Development Stage Company)

Balance Sheets

	November 30, 2013	May 31, 2013
	(Unaudited)
ASSETS

Current
Cash	$24,568	$-
Total current assets	24,568	-

	$24,568	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current
Accounts payable and accrued liabilities	$49,397	$25,030
Due to related party - Universe Capital Partners	4,024	-
Total current liabilities	53,421	25,030

STOCKHOLDERS’ DEFICIT

Preferred stock; $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.0001 par value; 800,000,000 shares authorized; 39,500,000 and 38,000,000 shares issued and outstanding as of November 30, 2013 and May 31, 2013, respectively	3,950	3,800
Additional paid-in capital	3,499,164	432,750
Deficit accumulated during the development stage	(3,531,967)	(461,580)
Total stockholders' deficit	(28,853)	(25,030)

Total liabilities and stockholders' deficit	$24,568	$-

See the accompanying notes to the unaudited interim financial statements

UCP Holdings, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the three months ended November 30,		For the six months ended November 30,		Cumulative March 18, 2003 (inception) to
	2013	2012	2013	2012	November 30, 2013

Revenue	$-	$-	$-	$-	$77

Expenses
Interest and bank charges	1,185	-	1,319	13	18,084
Professional fees	171,633	6,500	218,446	21,975	405,884
Stock based compensation	2,731,250		2,731,250	-	2,731,250
General and administrative expenses	20,405	-	31,987	-	40,355
Consulting expense	40,680	-	40,680	4,485	198,959
Transfer agent and filing fees	17,163	-	17,163	-	25,413
Website maintenance	-	-	-	-	2,019
Impairment of mineral property	-	-	-	-	13,417
Write off of Website Development Costs	-	-	-	-	32,083
Amortization of Website Development Costs	-	-	-	-	37,917
Total expenses	2,982,316	6,500	3,040,845	26,473	3,505,381

Operating loss	(2,982,316)	(6,500)	(3,040,845)	(26,473)	(3,505,304)

Other loss
Loss on investments	(1,668)	-	(29,542)	-	(29,542)
Foreign exchange gain (loss)	-	-	-	(14)	2,879

Net loss for the period	$(2,983,984)	$(6,500)	$(3,070,387)	$(26,487)	$(3,531,967)

Basic and diluted loss per share	$(0.08)	$(0.00)	$(0.08)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	39,500,000	38,000,000	38,909,836	38,000,000

See the accompanying notes to the unaudited interim financial statements

UCP Holdings, Inc.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			Cumulative Amounts
	Six Months Ended November 30,		March 18, 2003 (inception)
	2013	2012	to November 30, 2013

Cash flows from operating activities
Net Loss for the period	$(3,070,387)	$(26,487)	$(3,531,967)
Adjustment to reconcile loss to net cash used in operating activities:
Realized loss on investments	29,542	-	29,542
Stock based compensation	2,731,250	-	2,731,250
Amortization of website development costs	-	-	37,917
Write off of website development costs	-	-	32,083
Impairment of mineral property	-	-	13,417
(Increase) decrease in operating assets:
Prepaid expenses	-	17,975	-
Accounts payable and accrued liabilities	24,367	8,512	49,397
Due to related party - Universe Capital Partners	4,024	-	4,024
Net cash used in operating activities	(281,204)	-	(634,337)

Cash flows from investing activities
Acquisition of mining properties	-	-	(13,417)
Proceeds from sale of investments, net of commissions	305,772	-	305,772
Website development costs	-	-	(70,000)

Net cash provided by investing activities	305,772	-	222,355

Cash flows from financing activities
Repayment of notes payable	-	-	(56,500)
Proceeds from issuance of promissory note	-	-	56,500
Proceeds from issuance of common stock	-	-	436,550

Net cash provided by financing activities	-	-	436,550

Increase in cash	24,568	-	24,568

Cash, beginning of period	-	-	-

Cash, end of period	$24,568	$-	$24,568

Supplemental schedule of non-cash financing activities
Issuance of 1,500,000 common shares exchanged for the receipt of investment in 700,000 Cosmos common shares	$335,314	$-	$335,314

See the accompanying notes to the unaudited interim financial statements

UCP Holdings, Inc.

(A Development Stage Company)

1.	Basis of Presentation and Company Overview

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

During the period of September 18, 2013 through November 25, 2013, the Company sold all of its holdings of the common stock of Cosmos Yatirim Ortakligi A.S. (“Cosmos”) so as to avoid being an inadvertent investment company. The Company completed the disposition of such assets on November 25, 2013 and received a total net proceeds of $305,772 from such sales.

On October 10, 2013, Russell Covrarrubia resigned as President and Chief Executive Officer of the Company, and Nicholas John Lethbridge King was elected President and Chief Executive Office of the Company.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended May 31, 2013. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and six month periods ended November 30, 2013 and 2012 are not necessarily indicative of results to be expected for a full year.

2.	Going Concern and Management's Plans

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. In addition, as of November 30, 2013, the Company had an accumulated deficit of $3,531,967, had incurred a net loss for the six months ended November 30, 2013 of $3,070,387. The Company had cash of $24,568 as of November 30, 2013 compared to $0 assets for the year ended May 31, 2013. The Company has not generated positive cash flows from operations since inception.

There can be no assurance that the Company’s future cash flow will be sufficient to meet its obligations and commitments. If the Company is unable to generate sufficient cash flow from operations in the future to service its commitments the Company will be required to seek alternatives, such as seeking to raise debt or equity capital, curtailing its planned activities or ceasing its operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable the Company to continue to satisfy its capital requirements.

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

UCP Holdings, Inc.

(A Development Stage Company)

The Company’s holdings across these strategies may primarily consist of investment grade and liquid asset acquisitions, high yield debt securities, secured senior hybrid security subscriptions, private equity, interests in joint ventures and partnerships, and working and royalty interests in oil and gas properties. The high earning and negotiable assets that the Company would hold are typically purchased via assignment or participation in the primary or secondary market. The Company intends to hold such assets so as to fall outside the threshold requiring it to register under Investment Company Act 1940. To date, the Company has completed the acquisition of an interest in Cosmos Yatirim Ortakligi A.S., an investment company based in Istanbul, Turkey that invests in a variety of security types in Turkey and has sold its holding in that company for a total net proceeds of $305,772.

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

Use of Estimates

In preparing financial statements in accordance with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates.

Cash

For purposes of the statement of cash flows, the Company considers financial instruments with maturities of less than three months when purchased to be cash equivalents. There were no cash equivalents as of November 30, 2013 and May 31, 2013. Cash amounted to $24,568 as of November 30, 2013.

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

Stock Based Compensation

The Company measures its compensation cost for all stock-based awards at fair value on the date of grant and recognizes the compensation expense over the requisite service period pursuant to the provisions of ASC Topic 718, Compensation – Stock Compensation. Expenses associated with such grants are generally recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

UCP Holdings, Inc.

(A Development Stage Company)

On September 19, 2013, UCP transferred an aggregate of 6,375,000 shares of UCPH common stock it held to three employees as compensation and a vendor for services rendered. The shares of common stock are fully vested and valued upon date of transfer. The common shares are valued at $0.35 per share and the Company recognized $2,231,250 in compensation expense, included in the change in additional paid in capital, associated with the transfer of shares to the parties.

On November 22, 2013, the Company granted 2,000,000 shares of the Company’s common stock to John P. Correnti, the Company’s Executive Vice President and Chief Investment Officer. The common shares were fully vested on the date of grant.  The fair value of the common shares issued was based upon the closing price of common shares on the date of grant ($0.25 per share).  Accordingly, the Company recorded $500,000 of stock based compensation expense, included in the change in additional paid in capital, during the three months ended November 30, 2013.

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

The carrying amounts reported in the balance sheets for accounts payable and accrued liabilities approximate their estimated fair value based on the short-term maturity of these instruments.

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

During the quarter ended November 30, 2013, the Company sold all of its holdings of the common stock of Cosmos Yatirim Ortakligi A.S. (“Cosmos”) so as to avoid being an inadvertent investment company. The Company completed the disposition of such assets on November 25, 2013 and received a total net proceeds of $305,772 from such sales and recognized a loss on disposition of $29,542.

UCP Holdings, Inc.

(A Development Stage Company)

5.	Stockholders’ Equity

Common and Preferred Stock

The authorized share capital of the Company consists of 800,000,000 shares of common stock, par value $0.0001 per share, of which, as of November 30, 2013, 39,500,000 shares were issued and outstanding and 200,000,000 shares of preferred stock, par value $0.0001, of which no shares are issued and outstanding.

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

On August 12, 2013, the Company entered into and closed a share exchange agreement (the “Exchange Agreement”) with Sinan Bilgin (the “Shareholder”). Pursuant to the Exchange Agreement, the Shareholder transferred to the Company 700,000 shares of common stock of Cosmos Yatirim Ortakligi A.S. (“Cosmos”), representing approximately 11.67% of the outstanding shares of Cosmos, in exchange for 1,500,000 newly issued shares of the Company’s common stock. The common shares are valued at $0.48 per share and additional paid in capital increased by $335,164, as a result of the transfer. Cosmos is an investment company based in Istanbul, Turkey that invests in a variety of security types in Turkey.

On September 19, 2013, the Company filed its first amendment to its original Form 13D and on September 10, 2013, UCP transferred an aggregate of 6,375,000 shares of common stock of the Company of which three employees received 6 million shares of common stock as compensation and one vendor received 375,000 shares of common stock for services rendered. The shares of common stock are fully vested and valued upon date of transfer. The common shares are valued at $0.35 per share and the Company recognized $2,231,250 in compensation expense, included in the change in additional paid in capital, associated with the transfer of shares to the parties.

On November 22, 2013, the Company granted 2,000,000 shares of the Company’s common stock to John P. Correnti, the Company’s Executive Vice President and Chief Investment Officer. The common shares were fully vested on the date of grant.  The fair value of the common shares issued was based upon the closing price of common shares on the date of grant ($0.25 per share).  Accordingly, the Company recorded $500,000 of stock based compensation expense, included in the change in additional paid in capital, during the three months ended November 30, 2013.

6.	Related Party Transactions

During the six months ended November 30, 2013, Universe Capital Partners, LLC, an affiliate of the registrant paid $4,024 on behalf of the registrant in satisfaction of accounts payable. The amount remains owing and is due and payable on demand to the affiliate.

In July 2013, the Company entered into an Assignment of Office Services Agreement with Universe Capital Partners, LLC with a commencement date of July 22, 2013 and an expiration date of December 31, 2014. The monthly rental payment due is approximately $2,100.

7.	Subsequent Events

On December 31, 2013 the Company announced in a press release (UCP Holdings, Inc. announces DTC eligibility of it’s common stock) that the Company’s common shares have been granted eligibility status by the Depository Trust Company (DTC), subsidiary of the Depository Trust & Clearing Corporation (DTCC).

On December 30, 2013, the Company entered into and closed a share exchange agreement with Erdogan Cetin (the “Shareholder”). Pursuant to the Exchange Agreement, the Shareholder transferred to the Company 2,040,000,000 shares of common stock of Kapital Yonetim Hizmet Ve Gayrimenkul Yatirim Sanayi Ticaret Ltd. Sirketi (“Kapital”), representing 51% of the outstanding shares of Kapital, in exchange for 36,500,000 newly issued shares of the Company’s common stock.

Kapital is an independently established and privately held equity investment house based in Istanbul, the company, since inception of it’s business has been involved in direct equity investments in strong, growth oriented businesses which have not yet reached their real value in the industries with strong growth potential in Turkey.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q of UCP Holdings, Inc. for the period ended November 30, 2013 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

The Company’s primary objective is positioning itself as an investment firm with sustainable and steady growth, and a unique, competitive investment approach, including with respect to both public and private equity, and diversified capabilities. The Company intends to invest in majority and minority interest in companies both in the U.S. and elsewhere keeping to a level of holdings whereby the Company always falls outside the threshold requiring it to register under the Investment Company Act of 1940.

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

During the period of September 18, 2013 through November 25, 2013, the Company sold all of its holdings of the common stock of Cosmos Yatirim Ortakligi A.S. (“Cosmos”) so as to avoid being an inadvertent investment company. The Company completed the disposition of such assets on November 25, 2013 and received a total net proceeds of $305,772 from such sales.

On October 10, 2013, Russell Covrarrubia resigned as President and Chief Executive Officer of the Company, and Nicholas John Lethbridge King was elected President and Chief Executive Office of the Company.

On November 22, 2013, the Company granted 2,000,000 shares of the Company’s common stock to John P. Correnti, the Company’s Executive Vice President and Chief Investment Officer. The common shares were fully vested on the date of grant.  The fair value of the common shares issued was based upon the closing price of common shares on the date of grant ($0.25 per share).  Accordingly, the Company recorded $500,000 of stock based compensation expense, included in the change in additional paid in capital, during the three months ended November 30, 2013.

Results of Operations

There were no revenues generated during the periods ended November 30, 2013 and 2012 and an immaterial amount from the period March 18, 2003 (inception) through November 30, 2013.

We posted an operating loss of $2,982,316 and $3,040,845 for the three and six months ended November 30, 2013, due primarily to legal and accounting fees of $218,446. On September 10, 2013, UCP transferred an aggregate of 6,375,000 shares of common stock of which three employees received 6 million shares of common stock as compensation and one vendor received 375,000 shares of common stock for services rendered. The shares of common stock are fully vested and valued upon date of transfer. The common shares are valued at $0.35 per share and we recognized $2,231,250 in compensation expense associated with the transfer of shares to the parties. On November 22, 2013, we granted 2,000,000 shares of our common stock to John P. Correnti, our Executive Vice President and Chief Investment Officer. The common shares were fully vested on the date of grant.  The fair value of the common shares issued was based upon the closing price of common shares on the date of grant ($0.25 per share).  Accordingly, we recorded $500,000 of stock based compensation expense during the three months ended November 30, 2013.

In July 2013, the Company entered into an Assignment of Office Services Agreement with Universe Capital Partners, LLC, an affiliate of the Company, with a commencement date of July 22, 2013 and an expiration date of December 31, 2013. The monthly rental payment due is approximately $2,100.

We recorded our investment in Cosmos at fair value based upon the closing price of Cosmos on the Istanbul Stock Exchange. From August 12, 2013 through November 30, 2013, the Company recorded a $29,542 realized loss.

Liquidity and Capital Resources

As of November 30, 2013, we had $24,568 of current assets and $53,421 of current liabilities. Cash was $24,568 as of November 30, 2013.

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

During the three months ended November 30, 2013, the Company sold all of its holdings of the common stock of Cosmos Yatirim Ortakligi A.S. (“Cosmos”) so as to avoid being an inadvertent investment company. The Company completed the disposition of such assets on November 25, 2013 and received a total net proceeds of $305,772 from such sales.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being November 30, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Based on this evaluation and those criteria, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting was not effective as November 30, 2013, due to the following deficiencies:

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

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended November 30, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On December 30, 2013, the Company entered into a share exchange agreement with Erdogan Cetin (the “Shareholder”) whereby Shareholder transferred to the Company 2,040,000,000 shares of common stock of Kapital vonetim Hizmet Ve Gavrimenkul Yatririm Sanavi Ticaret Ltd. Sirketi (“Kapital”) representing 51% of the outstanding shares of Kapital in exchange for 36,500,000 newly issued shares of the Company’s common stock.

Item 6. Exhibits

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCP Holdings, Inc.
Date: January 14, 2014	By:	/s/ Siva Pillarisetty
Siva Pillarisetty
Chief Financial Officer
(Principal Financial Officer)

